Form 10QSB
period 1997-09-30
CABLE LINK INC
filed 1997-11-24
CIK 893139

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended   September 30, 1997
                                             ----------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
     For the transition period from                 to
                                    ---------------    ---------------

                      Commission file number   000-23111
                                             -------------

                                Cable Link, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Ohio                                                31-1239657
------------------------------                              -------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                              Identification No.)

                    280 Cozzins Street, Columbus, Ohio 43215
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (614) 221-3131
                           ---------------------------
                           (Issuer's telephone number)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes       No  X
    ---      ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,632,302 shares of no par common stock were outstanding at September 30, 1997.

     Transitional Small Business Disclosure Format (Check one):
       Yes  X ;  No
           ---      ---

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                CABLE LINK, INC.
                  COMPARATIVE STATEMENTS OF INCOME (UNAUDITED)

                                 3 Months Ending September 30   9 Months Ending September 30
                                     1997           1996            1997           1996
                                  ----------     ----------      ----------     ----------
Net Sales                         $2,720,514     $1,822,359      $7,574,049     $6,764,982

      Cost of Goods Sold           1,619,053      1,345,122       4,852,959      4,437,102
      Operating Expenses             664,386        732,070       1,935,648      2,250,436
                                  ----------     ----------      ----------     ----------

           Total Expenses          2,283,439      2,077,192       6,788,607      6,687,538

Income From Operations               437,075       (254,833)        785,442         77,444

      Interest Expense               (14,354)       (21,052)        (49,747)       (63,114)
      Other Income                       493          7,711           2,552         23,052

Income (Loss) Before Taxes           423,214       (268,174)        738,247         37,382
      Provision For Taxes            135,000         28,500         135,000         16,400
                                  ----------     ----------      ----------     ----------

Net Income (Loss)                 $  288,214     $ (239,674)     $  603,247     $   20,982


Weighted Average Common
  Shares and Equivalents           1,632,302      1,384,802       1,632,302      1,384,802

Net Earnings (Loss) Per Share           0.18          (0.17)           0.38           0.02

     Note: Net earnings and number of Shares are restated to reflect a 3 for 2 stock split effective January 21, 1997 and a 10% stock dividend effective August 1, 1997. The shares also reflect the purchase of 165,000 (post split) shares by Axxess International Group as well as 82,500 shares exercised by Axxess on July 11, 1997.

                                CABLE LINK, INC.
                           COMPARATIVE BALANCE SHEETS

                                                         1997             1996
                                                      SEPTEMBER 30     December 31
                                                      (UNAUDITED)       (Audited)
                                                      ------------     -----------
                      ASSETS
           Current Assets
                Cash                                   $   43,534      $  115,796
                Accounts Receivable                     1,270,328         838,985
                Inventories                             1,178,601       1,176,309
                Prepaid Expenses                          164,847         129,609
                                                       ----------      ----------
                      Total Current Assets              2,657,310       2,260,699
                                                       ----------      ----------

           Property and Equipment
                Cost                                    1,442,946       1,323,440
                Accumulated Depreciation                 (728,815)       (604,311)
                                                       ----------      ----------
                      Total Property and Equipment        714,131         719,129
                                                       ----------      ----------

                      Total Assets                     $3,371,441      $2,979,828
                                                       ==========      ==========

                      LIABILITIES
           Current Liabilities
                Accounts Payable, Trade                $  889,638      $1,313,344
                Current Portion Notes Payable              27,321         101,703
                Bank Revolving Credit Line                385,085         607,090
                Accrued Expenses                          355,470         185,103
                                                       ----------      ----------
                      Total Current Liabilities         1,657,514       2,207,240

                      Long Term Debt                      136,417         106,762
                                                       ----------      ----------

                      Total Liabilities                 1,793,931       2,314,002
                                                       ----------      ----------

                      STOCKHOLDER'S EQUITY
           Current Stockholder's Equity
                Common Stock                            1,538,235       1,229,798
                Retained Earnings (deficit)                39,275        (563,972)
                                                       ----------      ----------
                      Total Stockholder's Equity        1,577,510         665,826
                                                       ----------      ----------

                      Total Liabilities and Equity     $3,371,441      $2,979,828
                                                       ==========      ==========

                                CABLE LINK, INC.
                               CASH FLOW STATEMENT

                         Nine Months Ended September 30,

                                                                1997           1996
                                                             ----------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                             $ 603,247      $  20,982
      Adjustments to reconcile net income to net
        cash provided by (used in) operating activities:
           Depreciation and amortization                       124,504         83,233
           (Increase) decrease in operating assets:
                Accounts receivable                           (533,765)        24,121
                Inventories                                     (2,292)       (32,702)
                Prepaid expenses                                67,184         69,355
           Increase (decrease) in operating liabilities:
                Accounts payable                              (423,706)        (2,218)
                Accrued expenses                               170,367       (158,054)
                                                             ---------      ---------
      Net cash provided by operating activities                  5,539          4,717
                                                             ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                      (119,506)      (236,413)
                                                             ---------      ---------
      Net cash used in investing activities                   (119,506)      (236,413)
                                                             ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from sales of common stock                      308,437         61,600
      Repayments on line of credit, net                       (222,005)        (1,738)
      Issuance of long-term debt                                29,655        106,420
      Principal payments on debt                               (74,382)       (59,799)
                                                             ---------      ---------
      Net cash provided by financing activities                 41,705        106,483
                                                             ---------      ---------

           Net decrease in cash                                (72,262)      (125,213)

      Cash - beginning of period                               115,796        149,783
                                                             ---------      ---------

      Cash - end of period                                   $  43,534      $  24,570
                                                             =========      =========

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
      Cash paid during the period for interest               $  49,747      $  63,114

                                CABLE LINK, INC.
                          NOTES TO FINANCIAL STATEMENTS


GENERAL

The interim financial statements have been prepared by Cable Link, Inc. (the Registrant) without an audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position of the Registrant as of September 30, 1997; the results of operations for the three months and nine months ended September 30, 1997 and 1996; and cash flows for the nine months ended September 30, 1997. Interim results are not necessarily indicative of results for a full year.

The balance sheet as of December 31, 1996 has been derived from the financial statements that have been audited by the Registrant's independent public accountants. The financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Registrant. The financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Registrant's annual report.

COMMON STOCK

On January 8, 1997, the Registrant entered into an agreement with another entity (the Buyer) to purchase 165,000 shares of common stock of the Registrant and warrants to purchase an additional 165,000 shares of common stock for $200,000. The warrants are fully vested and may be exercised in increments of 1,000 shares. The warrants have been separated into four groups of 25,000 shares each with exercise prices of $2.25, $2.75, $3.25 and $3.75. The expiration dates for these four warrant groups are six months, six months, nine months and nine months after January 8, 1997, the effective date of the offering. The warrants issued are transferrable by the Buyer under any manner that is in compliance with all applicable security laws. In July 1997, 82,500 warrants were exercised at an average price of $1.51 per share.

The Registrant declared a 3 for 2 stock split on January 21, 1997 and a 10% stock dividend on August 1, 1997.

On September 19, 1997, the Registrant filed a Form 10-SB to register its common stock under Section 12(g) of The Securities Act of 1934 and an amendment thereto on November 17, 1997. The Form 10-SB became effective November 18, 1997.

NEW ACCOUNTING PRONOUNCEMENTS

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128 "Earnings per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock. This statement is effective for fiscal years ending after December 15, 1997 and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share. The Registrant will adopt this statement for the year ending December 31, 1997. The effect of adopting this standard on earnings per share is not expected to materially affect earnings per share.

MANAGEMENT DISCUSSION AND ANALYSIS

The following information is provided as an optional disclosure pursuant to
Item 5 of Part II.


Result of Operations


Net sales

Net sales for third quarter ending September 30, 1997 were $2,720,514 compared to $1,822,359 for the third quarter ending September 30, 1996. This represents an increase of 49% or $898,155 over the previous year. Sales for the nine months ending September 30, 1997 were $7,574,049 versus $6,764,982 for September 30, 1996. This represents an increase of 12% or $809,067 over the previous year. The increase in sales is primarily due to an expanded customer base and an increase in the company's repair and refurbishing business.


Cost of goods sold

The cost of goods sold decreased to 59.5% of sales in the third quarter of 1997 from 73.8% for the third quarter 1996. For the nine months ending September 30, 1997 the cost of goods sold decreased to 64% of sales compared to 65.6% of sales for the nine months ending September 30,1996. The majority of the reduction in cost of goods sold is production labor expenses. The production labor costs declined in the third quarter as a percent of sales to 12.1% from 23.3% in comparison to last year's third quarter. The labor cost has decreased to 13.9 percent of sales through the third quarter 1997 from 18.0 percent through the same period in 1996. This decrease in labor cost is primarily the result of a reduction in labor force as well as increased efficiencies and new procedures that have led to improved productivity of employees.


Operating expenses

The operating expenses decreased to 24.4% of sales in the third quarter 1997 from 40.2% for third quarter 1996. In 1996 the operating expenses, as a percent of sales were 33.3% for nine months ending September 30 and have decreased to 25.5% of sales for the nine months ending September 30,1997. The decrease was due to a reduction in administrative personnel. Job procedures were implemented which increased the efficiencies and reduced costs.


Income from operations

Income from operations increased to $437,075 or 16.1% of sales for the third quarter ending September 30,1997 compared to a loss of ($254,833) in the third quarter 1996. The income from operations increased to $785,442 or 10.4% of sales for the first nine months ending September 30,1997 as compared to $77,444 or 1.1% of sales through the same period in 1996. Net income for the third quarter of 1997 was $288,214 or $.18 per share versus a loss of ($239,674) or ($.17) per share for the third quarter of 1996. Per share earnings for the nine months ending September 30, 1997 were $.37 versus $.02 ending September 30, 1996.

The company's increased profitability over the past nine months ending September 30, 1997 has exhausted all net operating loss carryforward that was generated from prior years. Through the first nine months in 1997 the company has expensed $135,000 for federal, state and local taxes. As a result of a 12% increase in sales and improved gross profit margin, and reduced costs the company has generated earnings of $603,247 or 8.0% of sales through the first nine months in 1997 as compared to $20,982 or 0.3% of sales the nine months ending September 30, 1996.


Liquidity and Capital Resources

The company finances its operations primarily through internally generated funds and the bank line of credit. Bank borrowings decreased which resulted in lower interest expense. As a result of the increase in sales, accounts receivable increased $523,765 over the December 31, 1996 balance. Inventory remained constant. As a result of improved cash flow, accounts payable decreased $423,706. Accrued expenses increased $120,367 due to income taxes and bonuses. Property and equipment purchases decreased in 1997 and are expected to be below 1996 expenditures for the remainder of 1997.

The company declared a 10% stock dividend on August 1, 1997.

On January 8, 1997, the company entered into an agreement with another entity (the Buyer) to purchase 165,000 shares of common stock and warrants to purchase additional 165,000 shares of common stock for $200,000. As of September 30, 1997 the company has sold 165,000 shares and warrants to purchase 82,000 shares were exercised for a total working capital of $325,000.

The company believes that its available financial resources are adequate to meet its foreseeable working capital, debt service and capital expenditure requirements.


ITEM 6 - EXHIBITS, LISTS AND REPORTS ON FORM 8-K

a)  Exhibits:

           2.   Articles of Incorporation and by-laws

                Exhibit 2.1 - Articles of Incorporation (incorporated by reference to Exhibit 2.1 to Registrant's Form 10-SB dated September 19, 1997; Commission File No. 000-23111 (the "Form 10-SB")).

                Exhibit 2.2 - Code of Regulations (incorporated by reference to
                Exhibit 2.2 to the Form 10-SB).

           27. Financial data schedule (submitted electronically for SEC information purposes only).

b)  Reports on Form 8-K:

                No reports on Form 8-K were filed during the quarter ended September 30, 1997.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrants caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/ Bob Binsky                                                  11/24/97
-----------------------------------------------           ---------------------
Bob Binsky, Chief Executive Officer and                           Date
       Chairman of the Board


/s/ Brenda Thompson                                             11/24/97
-----------------------------------------------           ---------------------
Brenda Thompson, President and Chief                              Date
       Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION                                PAGE NUMBER
-------                            -----------                                -----------
  2.1      Articles of Incorporation (incorporated by reference to Exhibit         *
           2.1 to Registrant's Form 10-SB dated September 19, 1997;
           Commission File No. 000-23111 (the "Form 10- SB")).

  2.2      Code of Regulations (incorporated by reference to Exhibit 2.2 to        *
           the Form 10-SB).

 27. Financial data schedule (submitted electronically for SEC information purposes only).

* - Incorporated by reference