Form 10KSB40
period 1997-12-31
CABLE LINK INC
filed 1998-03-17
CIK 893139

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended   December 31, 1997
                         ---------------------------------------------------
                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT
    OF 1934.

For the transition period from ______ to ______

                         Commission file number 0-23111

                                CABLE LINK, INC.
-------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

           Ohio                                          31-1239657
-------------------------------                ---------------------------------
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                       Identification No.)

280 Cozzins Street, Columbus, Ohio                         43215
----------------------------------------       ---------------------------------
(Address of Principal Executive Offices)                 (Zip Code)


                                 (614) 221-3131
--------------------------------------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                                                  Name of Each Exchange
   Title of Each Class                             on Which Registered
   -------------------                            ---------------------

       None
---------------------------------      ----------------------------------------

---------------------------------      ----------------------------------------

         Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
--------------------------------------------------------------------------------
                                (Title of Class)

--------------------------------------------------------------------------------
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes  X   No
   -----   -----

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenue for its most recent fiscal year was $10,094,178.

         The aggregate market value of shares of Common Stock held by non-affiliates of the Registrant on March 2, 1998 was $5,080,329.60.

         The number of shares of Common Stock outstanding on March 2, 1998 was 1,673,802.

         Transitional Small Business Disclosure Format (check one)

         Yes   X      No
             -----       -----

         The following documents have been incorporated by reference into this Form 10-KSB:

Document                                                 Part of Form 10-KSB
--------                                                 -------------------

Registrant's Proxy Statement for its                     Part I
1998 Annual Meeting of Stockholders

                                     PART I
                                 ALTERNATIVE 2
                       ITEMS 6-11 OF MODEL B OF FORM 1-A

ITEM 6.  DESCRIPTION OF BUSINESS

THE COMPANY

         The core business of Cable Link, Inc. (the "Company" or "Registrant") is the refurbishment, repair and sale of previously owned cable television ("CATV") equipment. The Company purchases the equipment from cable operators who have surplus due to either an upgrade in their system or an overstock in their warehouse. This equipment is sold both "as is" and refurbished to CATV operators throughout North America, South America, Mexico and the Pacific Rim. The Company supplies virtually any type of electronic equipment a cable operator would use, from the headend (receiving and transmitting site) to the converter box at the customer's home. The Company distributes new equipment and acts as a consignment agent for new equipment, on behalf of equipment manufacturers. The Company has been recognized by Scientific-Atlanta as an Authorized Parts Distributor and a New Products Distributor. The Company entered into a Distribution Agreement with Scientific-Atlanta, Inc. ("SA") effective as of March 1, 1997, whereby the Company was appointed as a non-exclusive distributor to purchase products of SA for its own account and to resell to customers within the United States. Unless terminated earlier as provided in the Agreement, the term will expire on December 31, 1998. The Agreement provides that the Company will meet quarterly purchase quotas established by SA and presented in writing to the Company prior to the beginning of each quarter. This Agreement is designed to enhance the Company's previous agreement with SA for the sale and distribution of refurbished equipment. SA is the second largest manufacturer of cable television equipment in the world. Historically, revenues of the Company break down to be approximately 64% attributable to sales of refurbished equipment, 10% from the repair of cable equipment, 16% from the brokerage of used products which the Company does not repair or refurbish, 1% from the sale of new and used parts and approximately 9% from the sale of new equipment, including equipment sold on consignment basis. The Company anticipates that its revenues, as a percentage of the total, will grow in the areas of repair and sales of new equipment.

         The Company has historically received a portion of its revenue from sales in the international market (22% in 1995, 9% in 1996 and 11% in 1997). Because CATV penetration is low in many foreign countries, management of the Company believes that the international market presents an additional opportunity for the sale of the Company's products and equipment. The Company currently conducts business in South America, Mexico, China and the Pacific Rim. The Company's foreign operations are subject to the usual risk inherent in situating operations abroad, including risks with respect to economic and political destabilization, currency fluctuations, restrictive actions by foreign governments, nationalization, the law and policies of the United States affecting trade, foreign investments and loans and foreign tax laws.

         The Company has been issued a small business credit insurance policy from the United States Export Import Bank ("EX-IM Bank"). The EX-IM Bank is a United States government agency established to promote export growth. This policy will allow the Company to extend credit terms to qualified international customers and have guaranteed payment. The EX-IM Bank will insure the receivable against 100% political risk and 95% commercial risk for terms up to one year. EX-IM Bank also provides special capital goods project financing for terms of one to ten years which will allow the Company to provide long term financing for CATV capital equipment and participate in large projects.

         The Company issued a Promissory Note to The Provident Bank on April 30, 1997 in the original amount of $750,000 under a Loan and Security Agreement dated November 17, 1996. This amount was subsequently increased to $850,000. Interest is payable monthly beginning May 30, 1997 at the rate of 1% over the Bank's prime rate. Principal is due and payable on demand or no later than April 30, 1998. The proceeds of the loan were used for working capital and operating expenses. Loan financing will be considered on large purchases when it is necessary to secure the purchase. Currently, the Company utilizes the bank line of credit when required. There would be a risk of default under loan financing if the income of the Company was insufficient to service debt.

         The Company believes that there are significant opportunities for CATV equipment sales both domestically and internationally. In the United States, the CATV industry is experiencing an increase in capital spending as compared to the previous two years which increase is likely attributable to, among other things, less uncertainty concerning federal regulation of the CATV industry and the continued development and emergence of new technology in the industry, including fiber optics and digital compression. CATV operators are offering an expanded menu of services to their subscribers and can increase rates along with the service enhancements. The ability to increase rates to subscribers provides the necessary incentive to CATV operators to upgrade channel capacity and create additional tiers of programming. The Company sells and develops equipment to allow CATV operators to increase channel capacity and better manage subscriber services and rates. Further, CATV operators and suppliers, including the Company, are demonstrating that system upgrades with currently available equipment and system architectures can be used as a basis to provide advanced subscriber services. Management of the Company believes that, for the most part, the international CATV industry and market is a few steps behind the United States market and that there will continue to be an increase of system upgrades and capital spending to develop more advanced CATV systems abroad and the Company is well-positioned to participate in the development of the CATV industry abroad.

         The Company was incorporated under the laws of the State of Ohio on December 28, 1987. The Company operates both its administrative and manufacturing operations from a single, leased facility at 280 Cozzins Street, Columbus, Ohio 43215. Its telephone number is (614) 221-3131.

STRATEGY

         The basic strategy of the Company is to: (a) maintain and expand its current customer base in the United States for the sale of refurbished CATV equipment while focusing on expanding the repair side of the United States market, (b) continue to develop new markets offshore in South America, Mexico, China, Russia and the Pacific Rim, and (c) increase the Company's new product distribution.

         The Company has a wide range of capabilities including the manufacturing and sale of a variety of products designed to receive or transmit satellite channels and local broadcast channels. The technical expertise of the Company's engineering staff coupled with state-of-the-art test equipment enable the Company to offer a wide range of refurbished CATV equipment, including receivers, processors and modulators that handle the signals for delivery to the cable subscriber. Other remanufactured products include amplifiers, line extenders and converters. The engineering team continually researches upgrades of line gear and converters to higher channel capabilities for domestic markets and to formats necessary for sale in international markets.

         The Company believes that the CATV industry is going through a metamorphosis, from an entertainment service in the home to being the focal point of a converging telecommunications marketplace serving both homes and businesses. Technological innovation is hurdling the political and legal obstacles which have prevented earlier convergence. As these obstacles are removed, the Company believes that there will be a greater demand for services such as those which the Company provides. Management believes the Company is well-positioned to thrive and prosper in this industry.

INDUSTRY AND MARKET BACKGROUND

         CATV is a service that delivers multiple channels of television to subscribers who pay a monthly fee for the services they receive. A CATV system consists of four principal components. The first is the "up-link," where the programmer's signal is first scrambled and addressed, and is then transmitted to a C-band satellite. The second, known as a cable system "headend" facility, receives television signals from satellites and other sources. The headend facility organizes and retransmits those signals through the third component, the distribution network, to the subscriber. The third principal component is the distribution network which consists of fiber optic and coaxial cables and associated electronic equipment which originate at the headend and extend throughout the CATV system. The fourth component of the CATV system, the subscriber equipment, is comprised of a "dropwire" which extends from the distribution network to the subscriber's home and connects either directly to the subscriber's television set or to a converter box. An addressable converter box is a home terminate device which permits the efficient delivery of premium CATV services, including pay-per-view programming, by enabling the CATV operator to control CATV subscriber services from a central headend computer.

         CATV operators generally offer to subscribers a basic service package and, for additional charges, additional tiers of services, including premium services. Basic service programming typically includes broadcast network local affiliates, independent television stations and other locally originated programs. Additional tiers of service may consist of different satellite-delivered services and premium services, such as HBO and Showtime, that typically are offered to subscribers as a package for a separate monthly fee. Successive tiers of programming include additional services for additional monthly fees. In addition, movies and special entertainment events, such as boxing matches and Olympic Games can be offered to subscribers with addressable converters on a selective, pay-per-view basis. CATV operators are also introducing digital cable audio services which consist of multiple channels of commercial-free, compact disc quality music.

CAPITAL EXPENDITURES IN THE CATV INDUSTRY

         Construction, maintenance, expansion and upgrade of CATV systems require significant capital expenditures by CATV operators for system components, including coaxial and fiber optic cable, traditional radio frequency ("RF") amplifiers and fiber optic electronics, and addressable system controllers and converters.

         A major trend in the cable and satellite television industry has been the continuing expansion of channel capacity in response to CATV operators' desire to provide subscribers with more programming selections, including pay-per-view and additional premium programming services.

         The Company expects that CATV operators will continue to spend to upgrade the technological capabilities of their systems and increase channel capacity in order to meet subscriber demand for more programming services, such as expanded pay-per-view, premium services and digital cable audio, which, in turn, provides opportunities for increased revenues for the CATV operators. In addition, new technologies can improve a CATV operator's margins and customer services by increasing the CATV system's reliability, picture quality and the "user friendliness" of the converter. The Company also expects CATV operators to increase spending to meet governmental requirements for renewing franchises and to position themselves to enter new and potential markets such as telephone and personal communications networks.

         With the passage of the Telecommunications Act of 1996, there will be additional opportunities for the Company. The Act immediately deregulates rates for some small operators while providing for deregulation to the large operators over the next several years as cable competition comes into the marketplace. This expands the opportunities for the Company as cable operators are gearing up their rebuilds to remain competitive and creating new start-up operations from which the Company can generate both sales and repair business.

         With respect to technology, CATV operators and suppliers, including the Company, are demonstrating that system upgrades with currently available equipment and system architectures can be used as a basis to provide advanced subscriber services.

         Moreover, the growing use of United States broadband system designs and equipment in international markets, where CATV penetration is low, presents another opportunity for sales of the Company's systems and equipment.

SALES AND MARKETING

         The majority of the Company's sales activity is generated through personal relationships developed by its sales personnel and executives, telemarketing and direct mail to cable operators both in the United States and abroad. The Company has developed contacts with the major CATV operators in the United States and is constantly in touch with these operators regarding plans for upgrading or expansion and their needs to either purchase or sell equipment. The Company employs a bilingual individual in the sales department for the international market and several other sales persons to service the United States. The Company purchases a large amount of its inventory from cable operators who have upgraded, or are in the process of upgrading their system. The sales and purchasing functions operate under the same umbrella using a computerized buy/sell board to coordinate the activity between the two. In addition, the Company has very close relationships with major manufacturers of CATV equipment and purchases a large amount of such equipment from these original equipment manufacturers. Daily meetings of the sales and purchasing functions keep both aware of what is available to be purchased and what is needed to fill sales orders.

         The Purchasing Department buys previously used CATV equipment throughout North America. As a result of competition in the communications industry, cable operators are aggressively upgrading their system with newer, technologically advanced equipment. This provides the Company's purchasing department opportunities to buy equipment which were not normally available to the Company in the past. This competitive CATV market enables the

Company to acquire additional inventory for sale to cable operators who are expanding with new subscribers or who are upgrading their system with the newer, more expensive technology. The Company employs three purchasing agents.

         The Company is not dependent on one or a few customers to support its business. There are approximately 6,000 cable television systems within the United States, each of which is a potential customer. The international market continues to expand which creates additional potential customers for the Company. The Company is also not dependent on any one supplier.

         The Company entered into a two-year agreement with Fanch Communications Inc. on September 15, 1997 whereby the Company agreed to assist Fanch Communications in the transfer and repair of Fanch's converters, headend, test equipment and amplification equipment. Fanch communications is the 20th largest multi-system operator in the country with 500,000 customers in its cable systems.

ENGINEERING

         The Company's engineers aggressively seek to implement existing technological developments as they strive to meet the needs of the Company's customers.

         Recent advances in technology and new federal regulations have prompted competitive upgrade activity among cable systems operators. The Company's engineering department is well-equipped to handle the needs of systems operators. The Address Reader for the Oak RTC-56 and the Addressable Prom Programmer for the Jerrold DRZ are two replacement products redesigned and built by the engineering department to help meet customers' upgrading needs.

         The engineering department strives to ensure the Company's on-going commitment to quality and service is upheld by continually upgrading linegear and converters to higher channel capabilities for United States markets and to formats necessary for international markets. The department has the ability to perform required FCC systems tests, both in-house and on-site, and maintains a staff that is experienced in analog video, digital, and radio frequency (RF).

COMPETITION

         There are a number of businesses similar to the Company throughout the United States engaged in buying and selling used CATV equipment. The two major competitors are Contec Limited Partnership in the repair area and VueScan, Inc. in the sales area.

         The CATV industry is highly competitive and is characterized by numerous companies competing in various segments of the market. Many of the Company's competitors have greater name recognition, more extensive engineering, production and marketing capabilities and greater financial, technological and personnel resources than the Company. In addition, certain companies in the CATV industry have expanded their product lines in recent years as a result of acquisitions. There can be no assurance that the Company will be able to compete successfully in the future with existing or new competitors.

EMPLOYEES AND TRAINING

         As of December 31, 1997, the Company had 80 full time employees, 52 of which work on the repair and refurbishment of converters and other cable TV equipment. There are 10 employees in shipping and receiving, 10 employees in the sales and purchasing department, and the remaining eight are in finance and general administration. New production employees are placed on a six week training program during which they are paired with an experienced technician. None of the Company's employees is covered by a collective bargaining agreement and management believes that the Company's relationship with its employees is good. Key employees may be eligible to participate in the Company's stock option plan.

CONTROL AND INFORMATION SYSTEMS

         The Company uses a personal computer based network system to control customer orders, sales orders, shipments, accounts receivable, inventory, general ledger and accounts payable. All payrolls are prepared by an outside service. The current configuration of hardware and software meets the present needs of the Company, and is flexible enough to allow for expansion in the future. The Company completed implementation of its computer information system in 1996.

PRODUCTS

         The majority of the Company's business is the sale of used CATV equipment. The Company purchases the equipment from cable operators and equipment manufacturers who have surplus inventory due to either an upgrade in their system, an overstock in their warehouse, or due to overruns or cancellations of orders or trade-ins or upgrades. This equipment is sold both "as is" and refurbished to CATV operators throughout North America, South America, Mexico and the Pacific Rim. The Company supplies virtually any type of electronic equipment a cable operator would use, from the headend (receiving and transmitting site) to the converter box in the customer's home. In addition to the refurbished products, the Company also distributes some new products and repairs converters, linegear and headend equipment.

         Following is a list of the products sold by the Company with a brief description of the application of each product line:

         Converters. Converters come in many different forms (addressable, descrambling and non-descrambling or "plain-Jane") and bandwidths from 300 MHz (36 channels) to 750 MHz (115 channels). The majority of cable operators in the world use some type of converter in their system. The Company specializes in sales and repair of the Jerrold, Scientific Atlanta, Zenith, Hamlin, Pioneer and Oak lines of converters and also sells and repairs most other manufacturers' products.

         Linegear. Linegear encompasses all products which are actually placed on the cable line. This includes active electronics, trunk stations and line extenders, which amplify and distribute the cable signal, and passive equipment such as taps, splitters and directional couplers, which simply pass the signal through for delivery to additional lines and the customer's home. The Company sells and repairs all manufacturers' linegear products.

         Headend. The headend is perhaps the most important part of the cable system since this is where the signal is received, processed and transmitted to the customer's home. For that reason, this particular product requires the most technical expertise. This product line includes satellite receivers, modulators, processors, encoders and videociphers, all of which are used to provide cable delivered signal. If the cable operator's headend equipment is not calibrated and maintained properly, the customer will receive poor picture quality. The Company specializes in refurbishing and repairing various manufacturer's lines of headend products as well as modifying these for use in different video formats.

CONSIGNMENT INVENTORY PROGRAM

         In addition to the Company's own inventory assets, it also has recently achieved access to CATV equipment through a consignment program which does not require payment for the equipment until 30 days after the sale. This is done through both stocking of consignment inventory at the Company's warehouse as well as having access to excess inventory at a vendor's location. Consignment programs have been established with Tele Communications, Inc., Scientific Atlanta, Inc., Continental Cablevision and Time-Warner, Inc.

ITEM 7.  DESCRIPTION OF PROPERTY

PLANT AND FACILITY

         The Company operates out of approximately 60,000 square feet of space at 280 Cozzins Street, Columbus, Ohio. The Company leases its production and office space from a former director of the Company under an operating lease expiring in October 1998 with a three-year renewal option. During 1995, modifications were made to the lease that increased the Company's occupancy area and monthly rent. At December 31, 1997, monthly payments of $11,827 are required, subject to increases in real estate taxes and rent increases each November.

         Rent expense was $139,295 and $135,449 for the years ended December 31, 1997 and 1996, respectively. The Company believes its premises are currently suitable for its operations and it is management's present intention to renew its lease.

ITEM 8.  DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

         Information regarding the Registrant's directors, officers and significant employees is set forth at "ELECTION OF DIRECTORS; Nominees for Election as Directors" and "Executive Officers" in the Registrant's Proxy Statement for its 1998 Annual Meeting of Shareholders (the "1998 Proxy Statement") which information is incorporated herein by reference.

ITEM 9.  REMUNERATION OF DIRECTORS AND OFFICERS.

         The information required by this item is set forth at "COMPENSATION OF MANAGEMENT" in the 1998 Proxy Statement which information is incorporated herein by reference.

ITEM 10. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS.

         The information required by this item is set forth at "SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS, DIRECTORS, NOMINEES AND EXECUTIVE OFFICERS" in the 1998 Proxy Statement which information is incorporated herein by reference.

ITEM 11. INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS.

         The information required by this item is set forth at "CERTAIN TRANSACTIONS" in the 1998 Proxy Statement which information is incorporated herein by reference.

                                     PART II

ITEM 1. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

         The principal market where the Registrant's equity is traded is the Nasdaq Bulletin Board. The range of high and low bids for the Registrant's equity for each quarter during its past two fiscal years is as follows:

         Year                       Quarter                   High                      Low
         ----                       -------                   ----                      ---
         1997                       4th                       4.13                      2.88
                                    3rd                       3.29                      2.44
                                    2nd                       3.16                      1.74
                                    1st                       4.63                      1.37
         1996                       4th                       1.15                       .38
                                    3rd                       2.13                       .63
                                    2nd                       2.88                      1.32
                                    1st                       2.29                       .33

         The above quotations reflect inter-dealer prices, without retail mark-up, mark down or commission and may not represent actual transactions. There are approximately 100 record holders of the common shares of the Registrant. All amounts shown herein have been adjusted for prior stock splits and stock dividends.

DIVIDEND POLICY.

         The Registrant has not declared or paid any cash dividends on its common shares since its inception, and the Board of Directors presently intends to retain all earnings for use in the business for the foreseeable future.

ITEM 2.  LEGAL PROCEEDINGS.

         The Registrant is not a party to any material legal proceedings.

ITEM 3.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

     The information required by this item was previously reported by the Registrant in Item 3 of Part II of Amendment No. 1 to Form 10-SB (Commission File No. 0-23111).

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         On January 10, 1997, the Registrant sold one Unit comprised of 165,000 common shares and warrants to purchase 165,000 common shares at various exercise prices. No underwriters were used or commissions paid. The Unit was sold to Axxess International Group, Inc. for $200,000, all of which was received by the Registrant. The offering and sale was made in accordance with Rule 504 of Regulation D promulgated under the Securities Act of 1933. A Form D was filed on January 8, 1997.

         It is the Company's belief that Axxess International Group, Inc. was formed by a syndicate of investors for the purpose of making the investment in the Company. There was no prior affiliation between Axxess or any officer, director or principal shareholder.

ITEM 6.  REPORTS ON FORM 8-K.

         There were no Forms 8-K filed by the Company during the fourth quarter of fiscal year 1997.

                                    PART F/S


                              FINANCIAL STATEMENTS


                                   * * * * * *


                           DECEMBER 31, 1997 AND 1996

                                 C O N T E N T S




                                                                   Page

INDEPENDENT AUDITORS' REPORT                                        12

BALANCE SHEETS                                                      13

STATEMENTS OF INCOME                                                15

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY                       16

STATEMENTS OF CASH FLOWS                                            17

NOTES TO FINANCIAL STATEMENTS                                       19

        GRONER, BOYLE & QUILLIN, LLP
Certified Public Accountants and Consultants
           500 South Front Street
              P.O. Box 182108
         Columbus, Ohio 43218-2108
          Telephone (614) 221-1120
            FAX (614) 227-6999



To the Board of Directors and Stockholders
Cable Link, Inc.
Columbus, Ohio


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

     We have audited the accompanying balance sheet of Cable Link, Inc. as of December 31, 1997 and 1996, and the related statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cable Link, Inc. as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                      /s/ GRONER, BOYLE & QUILLIN, LLP

Columbus, Ohio
January 29, 1998

                                CABLE LINK, INC.

                                 BALANCE SHEETS

                           December 31, 1997 and 1996

--------------------------------------------------------------------------------


                                     ASSETS

                                                 1997                1996
                                             -----------         -----------

CURRENT ASSETS
      Cash                                   $   204,990         $   115,796
      Accounts receivable, net                 1,135,607             736,563
      Income taxes receivable                        -               102,422
      Inventories                              1,332,619           1,176,309
      Prepaid consulting                          72,955              45,755
      Prepaid and other assets                    88,489              41,814
      Deferred income taxes                       36,500                 -
                                             -----------         -----------
           Total current assets                2,871,160           2,218,659
                                             -----------         -----------

PROPERTY AND EQUIPMENT, at cost
      Furniture and fixtures                     585,740             510,587
      Equipment                                  683,767             622,988
      Leasehold improvements                     175,425             175,425
      Construction in progress                    21,832              14,440
                                             -----------         -----------
                                               1,466,764           1,323,440
      Less accumulated depreciation             (774,125)           (604,311)
                                             -----------         -----------
           Net property and equipment            692,639             719,129
                                             -----------         -----------

COVENANT NOT TO COMPETE AND
  OTHER ASSETS, net                               34,130              42,040
                                             -----------         -----------




           TOTAL ASSETS                      $ 3,597,929         $ 2,979,828
                                             ===========         ===========


The accompanying notes are an integral part of the financial statements.

--------------------------------------------------------------------------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                          1997              1996
                                                      ----------        -----------

CURRENT LIABILITIES
      Current portion of long-term obligations        $   82,354        $   101,703
      Revolving credit line                              290,957            607,090
      Accounts payable                                   765,269          1,313,344
      Income taxes payable                               138,742                -
      Accrued expenses
           Payroll and related taxes                     299,857            149,060
           Other                                          30,141             36,043
                                                      ----------        -----------
                Total current liabilities              1,607,320          2,207,240

LONG-TERM OBLIGATIONS                                     53,412            106,762

DEFERRED INCOME TAXES                                     48,000                -
                                                      ----------        -----------

           Total liabilities                           1,708,732          2,314,002
                                                      ----------        -----------

STOCKHOLDERS' EQUITY
      Common stock, no par value                       1,449,706          1,093,662
      Additional paid-in capital                         136,136            136,136
      Retained earnings (deficit)                        303,355           (563,972)
                                                      ----------        -----------
           Total stockholders' equity                  1,889,197            665,826
                                                      ----------        -----------



           TOTAL LIABILITIES AND STOCKHOLDERS'
             EQUITY                                   $3,597,929        $ 2,979,828
                                                      ==========        ===========



The accompanying notes are an integral part of the financial statements.

                                CABLE LINK, INC.

                              STATEMENTS OF INCOME

                     Years Ended December 31, 1997 and 1996

--------------------------------------------------------------------------------




                                                                 1997                 1996
                                                             ------------         -----------

Revenues                                                     $ 10,094,178         $ 8,248,814

Cost of revenues                                                6,277,709           5,612,731
                                                             ------------         -----------

           Gross profit                                         3,816,469           2,636,083

Selling, general and administrative expenses                    2,633,876           2,556,050
                                                             ------------         -----------

Income (loss) from operations                                   1,182,593              80,033
                                                             ------------         -----------

Other income (expense)
      Interest expense                                            (60,541)            (84,112)
      Gain on sale of assets                                          -                 3,007
      Other                                                         2,824               1,658
                                                             ------------         -----------
           Total other income (expense)                           (57,717)            (79,447)
                                                             ------------         -----------

Income before income taxes                                      1,124,876                 586

Provision (benefit) for income taxes
      Current                                                     246,049             (17,628)
      Deferred                                                     11,500                 -
                                                             ------------         -----------
           Total provision (benefit) for income taxes             257,549             (17,628)
                                                             ------------         -----------

Net income                                                   $    867,327         $    18,214
                                                             ============         ===========


Basic earnings per share                                     $       0.54                0.01
                                                             ============         ===========

Weighted average shares outstanding used
  to compute basic earnings per share                           1,591,976           1,370,860
                                                             ============         ===========


Diluted earnings per share                                   $       0.45         $      0.01
                                                             ============         ===========

Weighted average shares outstanding used
  to compute diluted earnings per share                         1,913,958           1,411,748
                                                             ============         ===========










    The accompanying notes are an integral part of the financial statements.

                                CABLE LINK, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     Years Ended December 31, 1997 and 1996

--------------------------------------------------------------------------------



                                    Shares of Issued                    Additional
                                    And Outstanding        Common         Paid-In           Retained
                                     Common Stock           Stock         Capital           Earnings            Total
                                     ------------           -----         -------           --------            -----

BALANCE - DECEMBER 31,
1995                                    1,349,804        $1,032,062        $136,136        $(582,186)        $  586,012

Exercise of options and warrants           34,848            61,600             -                -               61,600

Net income                                    -                 -               -             18,214             18,214
                                        ---------        ----------        --------        ---------         ----------

BALANCE - DECEMBER 31,
1996                                    1,384,652         1,093,662         136,136         (563,972)           665,826

Issuance of common stock, net of
  issuance cost of $50,893                165,000           149,107             -                -              149,107

Exercise of options and warrants          124,150           206,937             -                -              206,937

Net income                                    -                 -               -            867,327            867,327
                                        ---------        ----------        --------        ---------         ----------

BALANCE - DECEMBER 31,
1997                                    1,673,802        $1,449,706        $136,136        $ 303,355         $1,889,197
                                        =========        ==========        ========        =========         ==========





    The accompanying notes are an integral part of the financial statements.

                                CABLE LINK, INC.

                            STATEMENTS OF CASH FLOWS

                     Years Ended December 31, 1997 and 1996

--------------------------------------------------------------------------------


                                                                   1997              1996
                                                                ---------         ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                $ 867,327         $  18,214
                                                                ---------         ---------
      Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization                          174,599           156,717
           Bad debts                                               29,450            11,059
           Deferred income taxes                                   11,500               -
           Gain on sale of assets                                     -              (3,007)
           (Increase) decrease in operating assets:
                Accounts receivable                              (428,494)          294,779
                Income tax receivable                             102,422           (33,518)
                Inventories                                      (156,310)          (27,073)
                Prepaid and other assets                          (70,750)          (30,097)
           Increase (decrease) in operating liabilities:
                Accounts payable                                 (548,075)          164,925
                Income tax payable                                138,742               -
                Accrued expenses                                  144,895          (221,916)
                                                                ---------         ---------
                      Total adjustments                          (602,021)          311,869
                                                                ---------         ---------

           Net cash provided by operating activities              265,306           330,083
                                                                ---------         ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                         (107,685)         (213,086)
      Proceeds from sale of assets                                    -              10,575
                                                                ---------         ---------
           Net cash used in investing activities                 (107,685)         (202,511)
                                                                ---------         ---------











The accompanying notes are an integral part of the financial statements.


                                                             1997           1996
                                                           ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of common stock and exercise of
      stock options and warrants                             356,044         61,600
     Repayments on line of credit, net                      (316,133)      (142,892)
     Payments to former stockholder                           (8,000)        (8,002)
     Principal payments on debt                              (28,345)       (20,163)
     Payments on capital lease obligations                   (71,993)       (52,102)
                                                           ---------      ---------
          Net cash used in financing activities              (68,427)      (161,559)
                                                           ---------      ---------

          Net decrease in cash                                89,194        (33,987)

Cash - beginning of year                                     115,796        149,783
                                                           ---------      ---------

Cash - end of year                                         $ 204,990      $ 115,796
                                                           ---------      ---------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the year for:
          Interest                                         $  60,541      $  88,097
          Income taxes                                         5,836         10,000


SUPPLEMENTAL DISCLOSURE OF NONCASH PROPERTY
 AND EQUIPMENT ACTIVITIES:
     Capital lease obligations incurred for equipment      $  35,640      $  41,258
     Purchase of property and equipment with
      seller-financing                                           -           85,275


The accompanying notes are an integral part of the financial statements.

                                CABLE LINK, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1997 and 1996

--------------------------------------------------------------------------------


NATURE AND SCOPE OF BUSINESS

   The Company sells new, used and refurbished cable TV equipment in addition to repairing equipment for cable companies within the United States and various international markets. The Company operates both its administrative and manufacturing operations from a single, leased facility in Columbus, Ohio.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   USE OF ESTIMATES

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

   ACCOUNTS RECEIVABLE

   The Company utilizes the allowance method of accounting for accounts receivable and has provided for possible uncollectible amounts in the accompanying financial statements. The allowance for doubtful accounts was $20,360 and $40,360 for the years ended December 31, 1997 and 1996, respectively. Bad debt expense was $29,450 and $11,059 for the years ended December 31, 1997 and 1996, respectively.

   INVENTORIES

   Inventories consist of new and used cable TV equipment and parts used to refurbish and repair cable TV equipment. Inventory is valued at the lower of cost or market, using the average-cost method.

   If the cost of the inventory exceeds the market value evaluation based on total inventory, provisions are made for the difference between the cost and the market value. Provision for potential obsolete or slow moving inventory is made based on analysis of inventory levels, changes in technology and future sales forecasts.

   PROPERTY AND EQUIPMENT

   Property and equipment are carried at cost, less accumulated depreciation computed using the straight-line method over the estimated useful lives of the related assets. Furniture, fixtures, and equipment are depreciated over lives ranging from three to seven years, and leasehold improvements are depreciated over the shorter of the lease term or useful life of the improvement, generally six to seven years. Major renewals and betterments are capitalized and depreciated; maintenance and repairs which neither improve nor extend the life of the respective assets are charged to expense as incurred. Upon disposal of assets, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in income.



                                   (Continued)

                                CABLE LINK, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1997 and 1996

--------------------------------------------------------------------------------


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   PROPERTY AND EQUIPMENT (continued)

   The Company leases certain equipment under capital lease agreements with a cost and accumulated amortization of $254,156 and $94,665 respectively, at December 31, 1997, and $218,516 and $54,182, respectively at December 31, 1996. Depreciation expense, which includes the amortization of assets held under capital leases, was $169,815 and $151,933 for 1997 and 1996, respectively.

   REVENUES

   Revenues are recognized when the related products are completed and shipped.

   EARNINGS PER SHARE

   During 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share." The new standard simplifies the standards for computing earnings per share and requires presentation of two new amounts, basic and diluted earnings per share. The Company was required to retroactively adopt this standard for both years presented.


                                                          FOR THE YEAR ENDED
                                 -------------------------------------------------------------------------
                                          DECEMBER 31, 1997                      DECEMBER 31, 1996
                                 -----------------------------------  ------------------------------------
                                    Income      Shares      Per Share   Income       Shares      Per Share
                                 (Numerator) (Denominator)    Amount  (Numerator) (Denominator)    Amount
                                 ----------- -----------------------  -----------------------------------
   BASIC EPS

   Income available to
     common stockholders          $867,327     1,591,976     $   0.54  $18,214     1,370,860     $   0.01

   Effect of Dilutive
     Securities, Warrants and
     Options                           -         321,982          .09      -          40,888       -
                                  --------     ---------     --------  -------     ---------     --------

   DILUTED EPS

   Income available to
     common stockholders          $867,327     1,913,958     $   0.45  $18,214     1,411,748     $   0.01
                                  ========     =========     ========  =======     =========     ========


   Options to purchase 11,880 and 649,022 shares for the years ended December 31, 1997 and 1996, respectively were not included in the computation of diluted EPS because the options exercise price was greater than the average market price of common shares. In August, 1997, options to purchase 38,500 shares were issued contingent on certain earnings levels, and these options were not included in the computation of diluted EPS.

   Earnings per share is computed on the weighted average number of common shares outstanding including any dilutive options and warrants. Per share amounts have been restated for the effects of a three for two stock split and an eleven-for-ten stock dividend, that was effective January 31, 1997 and August 11, 1997 for stockholders of record as of January 21, 1997 and August 1, 1997, respectively.

                                   (Continued)

                                CABLE LINK, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1997 and 1996

--------------------------------------------------------------------------------
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   ADVERTISING

   The Company expenses advertising costs as incurred. Advertising expenses were $33,926 and $41,980 for the years ended December
   31, 1997 and 1996, respectively.

   STATEMENTS OF CASH FLOWS

   For the purpose of reporting cash flows, cash includes cash on hand and demand deposits held by banks.

   INCOME TAXES

   Deferred income taxes are recognized for the tax consequences in future years of differences between the financial reporting and tax bases of assets and liabilities at each year-end based on enacted tax laws and statutory tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense represents the taxes currently payable and the net change during the period in deferred tax assets and liabilities.

   RECLASSIFICATIONS

   Certain reclassifications have been made to the 1996 financial statements to conform with the 1997 presentation.

CASH

    As of December 31, 1997, the Company had deposits in a bank which exceeded the federally insured limits.

INVENTORIES

     Inventories at December 31, 1997 and 1996 were as follows:


                                            1997                      1996
                                        -----------              ------------

                    Parts                $  242,957                $  359,234
                    Equipment             1,089,662                   817,075
                                        -----------              ------------

                                         $1,332,619                $1,176,309
                                         ==========                ==========

     The Company reserves and periodically writes down slow moving inventory by category such as converters, linegear, parts, and headend.



                                   (Continued)

                                CABLE LINK, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1997 and 1996

--------------------------------------------------------------------------------


REVOLVING CREDIT LINE

    The Company has a revolving credit line with a bank for the lesser of $850,000 or an amount based on eligible inventory and accounts receivable. The credit line is secured by substantially all assets of the Company and is payable on demand. The line matures on April 30, 1998, and interest is charged at prime plus 1%.

LONG-TERM OBLIGATIONS

    Long-term obligations at December 31, 1997 and 1996 consists of the following:


                                                                           1997          1996
                                                                        ---------      ---------
        Amounts due under capital leases, net of $12,123
          and $19,453 representing interest at December 31,
          1997 and 1996, respectively                                   $  88,889      $ 125,242

        Non-interest bearing note payable to an entity
          relating to an equipment purchase due in
          monthly installments of $2,722 through June,
          1999.  The face amount of the note is $97,985
          and the effective interest rate is 9.25%.  The
          unamortized discount at December 31, 1997 and
          1996 was $3,417 and $9,009, respectively.  The
          note is secured by the related  equipment                        45,575         72,647

        Amount payable to stockholder                                       1,302          9,302

        Notes payable to a bank relating to motor vehicle purchases due in monthly installments of $342 with interest at
          8.75% were paid in full in 1997. The notes were secured
          by the motor vehicles.                                              -            1,274
                                                                        ---------      ---------


        Total                                                             135,766        208,465

        Less:  Current maturities                                         (82,354)      (101,703)
                                                                        ---------      ---------

        Long-term obligations                                           $  53,412      $ 106,762
                                                                        =========      =========



                                   (Continued)

                                CABLE LINK, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1997 and 1996

--------------------------------------------------------------------------------


LONG-TERM OBLIGATIONS (continued)

    Maturities of long-term obligations are as follows:


                                                          Long-term       Capital Lease
                                                         Obligations       Obligations
                                                         -----------       -----------

                               1998                         $29,684           $58,792
                               1999                          17,193            25,007
                               2000                              -             16,815
                               2001                              -                398
                               2002                              -                 -
                                                            -------           -------
                                                                              101,012
             Less amount representing interest                   -             12,123
                                                            -------           -------

                               Total                        $46,877           $88,889
                                                            =======           =======


RETIREMENT PLANS

    The Company began a 401(K) retirement plan for the benefit of its employees during 1997. The employees must have attained age 21 and completed at least one year of service to be eligible. The Company's contribution is discretionary and was $5,000 in 1997. The total employee contributions for 1997 were $42,687.

INCOME TAXES

    The provision for income taxes consists of the following:


                                                                   1997         1996
                                                                 --------     --------
                     Current (benefit) expense

                           Federal                               $210,000     $ (7,826)
                           State and local                         36,049       (9,802)
                                                                 --------     --------

                                Income tax (benefit) expense     $246,049     $(17,628)
                                                                 ========     ========



                                   (Continued)

                                CABLE LINK, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1997 and 1996

--------------------------------------------------------------------------------


INCOME TAXES (continued)

    The components of the net deferred tax asset (liability) are as follows:


                                                                         1997           1996
                                                                       --------      ---------

                     Assets:
                           Accounts receivable                         $  7,737      $  15,337
                           Inventories                                   49,983         46,660
                           Accrued franchise tax                          6,460            -
                           Net operating loss                               -          174,133
                           Other                                          4,659          3,811
                                                                       --------      ---------
                                Gross deferred tax assets                68,839        239,941
                                                                       --------      ---------

                     Liability:
                           Property and equipment                        52,616         35,603
                           Prepaid asset                                 27,723         17,387
                                                                       --------      ---------
                                Gross deferred tax liabilities           80,339         52,990
                                                                       --------      ---------

                                Net deferred tax asset (liability)      (11,500)       186,951
                                Less: Valuation allowance                   -         (186,951)
                                                                       --------      ---------

                                                                       $(11,500)     $     -
                                                                       ========      =========

    A reconciliation of the Company's effective tax values is as follows:


                                                                          1997           1996
                                                                        ---------      --------

                     Income tax at statutory rates                      $ 382,458      $    200
                     State and local taxes, net of federal benefit         43,431        (6,469)
                     Surtax and other rate differences                      2,214         5,298
                     Permanent differences                                 15,591         6,092
                     Change in valuation allowance                       (186,951)      (22,749)
                     State tax credits earned                               3,257           -
                     Refunds from prior years state returns, net of
                       federal tax                                         (2,451)          -
                                                                        ---------      --------

                                                                        $ 257,549      $(17,628)
                                                                        =========      ========

    The net deferred tax assets were fully reserved for the year ended December 31, 1996, as it was not known if the benefit would have been realized by the Company. The reserve was reversed in 1997.

    As of December 31, 1996, the Company had approximately $458,000 of tax net operating loss carry forwards remaining to be utilized. The Company utilized the entire net operating loss in 1997.



                                   (Continued)

                                CABLE LINK, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1997 and 1996

--------------------------------------------------------------------------------


STOCKHOLDERS' EQUITY

    At December 31, 1997 and 1996, the Company had authorized common shares, no par value, of 10,000,000 and 1,800,000, respectively, and authorized preferred shares, no par value, of 200,000. No preferred stock is issued or outstanding at December 31, 1997 or 1996.

    At December 31, 1997 and 1996, the Company has a stock option plan for key employees. The maximum number of common shares that may be issued under the plan is 395,010. The stock option plan provides for the granting of stock appreciation rights. Terms of the stock appreciation rights are identical to the options. The options are canceled upon the exercise of the corresponding stock appreciation right and as the options are exercised, the stock appreciation rights are canceled. Payment upon the exercise of a stock appreciation right may be made at the discretion of the Board of Directors in cash, shares of the Company's stock or any combination thereof. All options granted during 1997 and 1996 include stock appreciation rights for the same number of shares.

    The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized in the accompanying financial statements for options issued under the plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the methodology of Financial Accounting Standards Board Statement No. 123 "Accounting for Stock- Based Compensation," the Company's net income (loss) and net income
    (loss) per share would change as indicated below:


                                                              1997         1996
                                                            --------     -------

                     Net income (loss):
                          As reported                       $867,327     $ 18,214
                          Pro forma                          825,136      (21,524)

                     Basic earnings (loss) per share:
                          As reported                       $   0.54     $   0.01
                          Pro forma                             0.52        (0.02)

                     Diluted earnings (loss) per share:
                          As reported                       $   0.45     $   0.01
                          Pro forma                         $   0.43     $  (0.02)


    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996.


                                                              1997                             1996
                                                      --------------------------         ---------------------------

                       Dividend yield                 0                                  0
                       Expected volatility            112%                               574%
                       Risk-free interest rates       5.89%, 5.92%, 5.96% & 6.25%        5.72%, 5.82%, 6.32% & 6.58%
                       Expected lives                 5, 4 and 1 years                   5, 4 and 1 years


                                   (Continued)

                                CABLE LINK, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1997 and 1996

--------------------------------------------------------------------------------



STOCKHOLDERS' EQUITY (continued)

    A summary of the status of the Company's employee stock option plan as of December 31, 1997 and 1996 and changes for the years then ended is presented below:


                                               1997                                      1996
                                   ----------------------------          -------------------------------------

                                                     Weighted-                                    Weighted-
                                                      Average                                      Average
                                    Shares        Exercise Price            Shares             Exercise Price
                                    ------        --------------            ------             --------------
January 1                           210,342           $1.53                 216,018                 $1.37
Granted                              53,350            2.53                 138,270                  1.40
Exercised                                -               -                  (17,028)                 1.77
Canceled                            (27,390)           1.66                (126,918)                 1.05
                                   --------                                --------
December 31                         236,302            1.82                 210,342                  1.53
                                   ========                                ========

Options exercisable
  at year-end                       130,276                                  94,644

Weighted-average
  fair value of options
  granted during the
  year                              $  1.93                                 $  1.50


    The following table summarizes information about employee stock options at December 31, 1997


                                                     Weighted-
                                                     Average
                                Number               Remaining           Weighted-      Number          Weighted-
                             Outstanding            Contractual           Average      Exercisable       Average
     Range of                 December 31,            Life               Exercise      December 31,     Exercise
Exercise Prices                1997               (  In Years  )          Price           1996           Price
---------------         ------------------        --------------      ------------     -------------    ---------

$0.79 - $3.50                 236,302                  6.87               $1.80           130,276          $1.72


    Prior to 1997, the Company had agreements to issue warrants to purchase common stock and stock options to a director of the Company in exchange for consulting services. In connection with these agreements, the Company paid consulting fees of $100,000 in 1996, and issued options to purchase 33,000 shares at $0.72 per share in 1996. The warrants and options include provisions allowing the director to require the Company to repurchase the warrants and options for the difference between the exercise price and the fair market value at the date the director notifies the Company. No compensation expense was recorded since the exercise price of the warrants was equal to the market price of the shares at the date of grant. In 1997, the director became an employee of the Company.


                                   (Continued)

                                CABLE LINK, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1997 and 1996

--------------------------------------------------------------------------------




STOCKHOLDERS' EQUITY (continued)

    Following is a summary of the director's options, substantially all of which are fully vested:


                                      Weighted Average
                                  Shares         Exercise Price
                                  ------         --------------
     January 1, 1996              366,300          $   1.71

     Granted during 1996           34,980              0.88
                                 --------

     December 31, 1996            401,280          $   1.64
                                 ========

    The stock options expire at various dates through 2006. No new options were granted under these agreements in 1997.

    At December 31, 1997 and 1996, the director held warrants to purchase 19,800 shares of stock for $0.93 per share. The warrants expire in 2004.

    At December 31, 1997 and 1996, outside Board of Directors members held options to purchase 40,040 and 100,980 shares of common stock, respectively, with exercise prices ranging from $0.79 to $3.50. At December 31, 1997 and 1996, 40,040 and 97,020 of the options are vested and the options expire at various dates through 2007.

OPERATING LEASE OBLIGATIONS

    The Company leases production and office space from a former director of the Company under an operating lease expiring in October, 1998 with a three-year renewal option. During 1997 and 1996, modifications were made to the lease which increased the Company's occupancy area and monthly rent. At December 31, 1997, monthly payments of $11,827 were required, subject to increases in real estate taxes and rent increases each November. Minimum lease payments due in 1998 are $118,265.

    Rent expense was $139,295 and $135,449 for the years ended December 31, 1997 and 1996, respectively. The Company leases a vehicle and various office equipment. The lease expense was $26,593 and $17,564 for the years ended December 31, 1997 and 1996, respectively.

SETTLEMENT WITH VENDORS

    During 1997 and 1996, the Company settled amounts owed to various vendors. These settlements resulted in a reduction of costs and expenses of $112,197 and $93,518 in 1997 and 1996, respectively.



                                   (Continued)

                                CABLE LINK, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1997 and 1996

--------------------------------------------------------------------------------

STOCKHOLDER TRANSACTIONS

    On October 18, 1994, the Company's former president and largest stockholder entered into an agreement, with a director, whereby the director would purchase from the former president 581,636 common shares. The disinterested stockholders of the Company approved the transaction on December 28, 1994. In addition, the director entered into a participation agreement whereby directors and third parties will acquire 25% of shares purchased pursuant to the Agreement. Effective December 31, 1996, the share purchase transaction was completed.

    Under terms of the agreement, the Company entered into a separation, noncompetition and consulting agreement with the former president. The Separation Agreement requires the Company to pay the former president $100,000. Consulting services are to be provided by the former president through December 31, 1998, for total consideration of $350,000 payable in seven monthly installments of approximately $15,394; 25 monthly installments of approximately $9,333; and a final installment of $8,917. The former president also agreed not to compete with the Company through December 31, 1998, for total consideration of $25,000 payable in seven monthly installments of approximately $1,100; 25 monthly installments of approximately $667; and a final installment of $625. The covenant not to compete and the related obligation are reflected in the accompanying balance sheets, and the covenant is being amortized on the straight-line method over the term of the covenant. Total accumulated amortization in relation to the covenant not-to-compete was $16,765 and $11,981 for 1997 and 1996, respectively. The consulting services are being expensed over the term of the Agreement as services are rendered. Under this agreement, the Company recognized expenses of $84,000 per year in 1997 and 1996.

    The annual payment due under these agreements is $19,547 for 1998.

CONCENTRATIONS OF CREDIT RISK

    The Company grants credit to cable operations in the United States, Central and South America, Europe and the Pacific Rim. Sales are denominated principally in U. S. dollars and, therefore, the Company does not have significant foreign exchange rate risk. Sales to customers outside the United States were $1,135,483 and $1,071,250 and the corresponding accounts receivable were $28,636 and $106,223 at December 31, 1997 and 1996, respectively. In most cases, sales of product in international markets are cash in advance or cash on delivery. Additionally, the Company carries insurance on all significant international accounts receivable.

    At December 31, 1996, approximately 14% of the accounts receivable balance was due from one customer. At December 31, 1997 there were no balances due from any one customer over 10%.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Result of Operations

Net sales

Net sales for 1997 were $10,094,178 compared to $8,248,814 for 1996. This represents an increase of 22% or $1,845,364 over the previous year. Sales to customers outside the United States increased 6% during 1997. The total increase in sales is primarily due to an expanded customer base and an increase in the Company's repair and refurbishing business.

Cost of goods sold

The cost of goods sold decreased to 62.2% of sales in 1997 compared to 68.0% for 1996. The majority of the reduction in cost of goods sold is production labor expenses. The production labor costs declined in 1997 as a percent of sales to 13.9% from 20.1% in comparison to 1996. This decrease in labor cost is primarily the result of a reduction in labor force as well as increased efficiencies and new procedures that have led to improved productivity of employees.

General and Administration expenses

The general and administration expenses decreased to 26.1% of sales in 1997 from 31.0% for 1996. The decrease was due to a reduction in administrative personnel. Job procedures were implemented which increased the efficiencies and reduced costs.

Income from operations

Income from operations increased to $1,182,593 or 11.7% of sales in 1997 compared to $80,033 or 1.0% of sales for 1996. The Company's increased profitability in 1997 has exhausted all net operating loss carryforward that was generated from prior years. For 1997 the Company has expensed $246,049 for federal, state and local taxes. As a result of a 22% increase in sales and improved gross profit margin, as well as reduced costs, the Company has generated net income of $867,327 or 8.6% of sales in 1997 as compared to $18,214 or 0.2% of sales for 1996. The basic earnings per share in 1997 was $0.54 compared to $0.01 for 1996.

Liquidity and Capital Resources

The Company finances its operations primarily through internally generated funds and the bank line of credit. Bank borrowings decreased which resulted in lower interest expense of $23,571 between 1997 and 1996. As a result of the increase in sales, accounts receivable increased $399,044 over the December 31, 1996 balance. As a result of improved cash flow, accounts payable decreased $548,075. Accrued expenses increased $150,797 due to income taxes and bonuses. Property and equipment purchases decreased in 1997 compared to 1996. The increase in accounts receivable and decrease in accounts payable caused net cash from operating activities to decrease by $64,777.

The Company declared a three for two stock split effective January 31, 1997 and an eleven for ten stock dividend on August 11, 1997.

On January 8, 1997, the Company entered into an agreement with another entity (the Buyer) to purchase 165,000 shares of common stock and warrants to purchase additional 165,000 shares of common stock for $200,000. During 1997 the Company has sold 165,000 shares and warrants to purchase 122,000 shares were exercised for a total net proceed of $356,044.

The Company began a 401(K)-retirement plan for the benefit of its employees during 1997. The Company contribution is discretionary, and was $5,000 in 1997.

The company believes that its available financial resources are adequate to meet its foreseeable working capital, debt service and capital expenditure requirements.

Addressing Year 2000 Issues

The Company is in the process of addressing the "Year 2000" issue. An upgraded version of Macola (accounting software) has been purchased. The upgrade to Macola was purchased in December 1997 as an enhancement to the existing software that was installed in March of 1996. This version is Year 2000 compliant. The Company is currently contacting major vendors regarding their Year 2000 capabilities. Management is currently evaluating the test equipment for any Year 2000 concerns.

New Accounting Pronouncements

In 1998, the Company will adopt Statement of Financial Accounting Standard
(SFAS) No. 130 "Reporting Comprehensive Income" by reporting and displaying comprehensive income and its components within its financial statements. In 1998, the Company will determine if the Company meets the conditions for adoption of SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Currently, the Company does not believe it meets the criteria to require additional disclosure.

                                    PART III

Item 1. INDEX TO EXHIBITS.


                                                                                                 Page in
                                                                                               Sequentially
                                                                                 No. of          Numbered
Exhibits            Instrument                                                    Pages            Copy
--------            ----------                                                   ------        ------------
    2.1             Articles of Incorporation                                       7                *

    2.2             Code of Regulations                                             7                *

    3.1             Articles IV, V and VI of the Articles of Incorporation
                    (see Exhibit 2.1 above)                                                          *

    3.2             Articles I, IV and VII of the Code of Regulations
                    (see Exhibit 2.2 above)                                                          *

    6.1             1995 Stock Option Plan dated October 17, 1995                  20                *

    6.2             Warrant Agreement for Axxess International Group, Inc.
                    dated January 8, 1997                                           2                *

    6.3             Non-Competition and Consulting Agreement dated
                    October 18, 1994                                                6                *

    6.4             First Amendment Agreement to Non-Competition and
                    Consulting Agreement dated June 1, 1995                         2                *

    6.5             Second Amendment Agreement to Non-Competition and
                    Consulting Agreement dated November 16, 1995                    3                *

    6.6             Consulting Agreement dated October 1, 1996                      5                *

    6.7             Eric S. Newman Independent Consulting Letter Agreement
                    dated August 1, 1994                                            2                *

    6.8             Loan and Security Agreement dated November 27, 1996            23                *

    6.9             Promissory Note dated April 30, 1997                            3                *

    6.10            Lease dated November 4, 1992 and Lease Modification
                    Agreement dated October 26, 1995 for Suite 201,
                    280 Cozzins, Columbus,Ohio                                     11                **

   10.1             Consent of Groner, Boyle & Quillin,LLP                          1                *

   12.1             Powers of Attorney.                                                              35

   12.2             Certified resolution of the Registrant's Board of Directors authorizing officers and directors signing on behalf of the
                    Company to sign pursuant to a power of attorney.                                 42

   15.1             Acknowledgement by Coopers & Lybrand L.L.P. as to
                    information in Part II, Item 3.                                                  *

   27. Financial Data Schedule (submitted electronically for SEC purpose only)



------------------
 * Incorporated by reference to Form 10-SB of Registrant, Registration
   No. 0-23111

** Incorporated by reference to Form 10-SB/A of Registrant, Registration No.
   0-23111.

The Registrant will furnish a copy of any exhibit to a beneficial owner of its securities or to any person from whom a proxy was solicited in connection with the Registrant's most recent Annual Meeting of Shareholders upon payment of a fee of fifty cents ($.50) per page.

ITEM 2. DESCRIPTION OF EXHIBITS.

The following documents are filed as exhibits to the registration statement.

         (2) Charter and By-Laws. The Articles of Incorporation and Code of Regulations of the issuer as presently in effect.

         (3)      Instruments Defining the Rights of Security Holders.

                  (a) See Exhibit 2.1 - Articles of Incorporation; Articles IV, V and VI See Exhibit 2.2 - Code of Regulations; Articles I, IV and VII

                  (b) The issuer agrees to provide to the Commission upon request instruments defining the rights of holders of long-term debt of the issuer and all of its subsidiaries for which consolidated financial statements are required to be filed.

         (4)      None.

         (5)      None.

         (6)      Material Contracts

                  See Exhibit 6.1 - 1995 Stock Option Plan dated October 17,
                  1995

                  See Exhibit 6.2 - Warrant Agreement for Axxess International Group, Inc. dated January 8, 1997

                  See Exhibit 6.3 - Non-Competition and Consulting Agreement dated October 18, 1994.

                  See Exhibit 6.4 - First Amendment Agreement to Non-Competition and Consulting Agreement dated June 1, 1995.

                  See Exhibit 6.5 - Second Amendment Agreement to
                  Non-Competition and Consulting Agreement dated November 16, 1995.

                  See Exhibit 6.6 - Consulting Agreement dated October 1, 1996.

                  See Exhibit 6.7 - Eric S. Newman Independent Consulting Letter Agreement dated August 1, 1994.

                  See Exhibit 6.8 - Loan and Security Agreement dated November 27, 1996.

                  See Exhibit 6.9 - Promissory Note dated April 30, 1997.

                  See Exhibit 6.10 - Lease dated November 4, 1992 and Lease Modification Agreement dated October 26, 1995 for Suite 201, 280 Cozzins, Columbus, Ohio.

                  See Exhibit 10.1 - Consent of Groner, Boyle & Quillin, LLP

         (7)      None.

         (10)     Consents. The consent of Groner, Boyle & Quillin, LLP.

         (12.1)   Powers of Attorney.

         (12.2) Certified resolution of the Registrant's Board of Directors authorizing officers and directors signing on behalf of the Company to sign pursuant to a power of attorney.

         (15.1)   See Acknowlegment by Coopers & Lybrand L.L.P.

         (27)     Financial Data Schedule

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 10, 1998


                          CABLELINK, INC.
                          (the "Registrant")



                          By: /s/ Bob Binsky
                              ---------------------------------
                              Bob Binsky, Chairman of the Board


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the 10th day of March, 1998.


   SIGNATURE                       TITLE
/s/ Bob Binsky
--------------------     Director, Chairman of the Board,
   Bob Binsky            Chief Executive Officer
                         (principal executive officer)

Zaida Wahlberg*          Treasurer (principal accounting
--------------------     officer)
   Zaida Wahlberg

Brenda L. Thompson*      President and Director
--------------------
 Brenda L. Thompson

Richard Rozic*           Executive Vice President, Chief
--------------------     Operating Officer and Director
   Richard Rozic

Eric S. Newman*          Director
--------------------
   Eric S. Newman

Sherry J. Rothfield*     Director
--------------------
 Sherry J. Rothfield

Michael Tsao*            Director
--------------------
   Michael Tsao

     *By: /s/ Bob Binsky
         ----------------------------
          Bob Binsky, Attorney-in-fact