Form 10QSB
period 1998-03-31
CABLE LINK INC
filed 1998-05-11
CIK 893139

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly period ended March 31, 1998

| |      Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________ to ___________

Commission File Number 0-23111

                                Cable Link, Inc.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter

             Ohio                                                 31-1239657
-------------------------------                              -------------------
(State or Other Jurisdiction of                                 (IRS Employer
Incorporation or Organization)                               Identification No.)

                       280 Cozzins Street, Columbus, Ohio
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (614) 221-3131
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X       No
    -----        -----

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,675,386 Common shares, without par value as of April 30, 1998

         Transitional Small Business Disclosure Format (check one):

Yes   X       No
    -----        -----

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                CABLE LINK, INC.
                  COMPARATIVE STATEMENTS OF INCOME (UNAUDITED)

                                              3 Months Ending March 31
                                              1998               1997

Net Sales                                  $2,712,166         $2,211,517

Cost of Goods Sold                          1,828,937          1,471,758
Operating Expenses                            678,510            596,747
                                           ----------         ----------

Total Expenses                              2,507,447          2,068,505

Income From Operations                        204,719            143,012
                                           ----------         ----------

Interest Expense                               (8,846)           (18,146)
Other Income                                      327              1,186

Income Before Taxes                           196,200            126,052
Provision For Taxes                            34,251                  0
                                           ----------         ----------

Net Income                                 $  161,949         $  126,052
                                           ==========         ==========

Basic Earnings Per Share                   $     0.10         $     0.08
Weighted Average Shares Outstanding         1,673,889          1,525,701

Diluted Earnings Per Share                 $     0.08         $     0.06
Weighted Average Shares Outstanding         2,008,605          1,952,762



Note: Net earnings and number of Shares are restated to reflect a three for two stock split effective January 21, 1997 and an 11 for 10 stock dividend effective August 1, 1997.

                                CABLE LINK, INC.
                           COMPARATIVE BALANCE SHEETS

                                        1998               1997
                                      March 31          December 31
                                    (Unaudited)          (Audited)
ASSETS:
Current Assets
Cash                                 $   84,665         $  204,990
Accounts Receivable                   1,529,573          1,135,607
Inventories                           1,150,391          1,332,619
Prepaid Expenses                        177,072            195,574
Deferred Income Tax                      36,500             36,500
                                     ----------         ----------
Total Current Assets                 $2,978,201         $2,905,290

Property and Equipment
Cost                                  1,477,645          1,466,764
Accumulated Depreciation               (823,270)          (774,125)
                                     ----------         ----------
Total Property and Equipment            654,375            692,639

Total Assets                         $3,632,576         $3,597,929
                                     ==========         ==========

LIABILITIES:
Current Liabilities
Accounts Payable, Trade              $  672,390         $  765,269
Current Portion Notes Payable            54,913             82,354
Bank Revolving Credit Line              516,197            290,957
Income taxes payable                     80,077            138,742
Accrued Expenses                        153,641            329,998
                                     ----------         ----------
Total Current Liabilities            $1,477,218         $1,607,320

Long Term Debt                           53,412             53,412
Deferred Income Taxes                    48,000             48,000
                                     ----------         ----------
Total Liabilities                    $1,578,630         $1,708,732

STOCKHOLDER'S EQUITY:
Current Stockholder's Equity
Common Stock                         $1,588,643         $1,585,842
Retained Earnings                       465,303            303,355
                                     ----------         ----------
Total Stockholder's Equity           $2,053,946         $1,889,197

Total Liabilities and Equity         $3,632,576         $3,597,929
                                     ==========         ==========

                                    CABLE LINK, INC.
                                  CASH FLOW STATEMENT
                                                            3 Months Ending March 31
                                                             1998              1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                $ 161,949         $ 126,052
Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
     Depreciation and amortization                           51,145            42,835
     (Increase) decrease in operating assets:
        Accounts receivable                                (393,966)         (494,872)
        Inventories                                         182,228           193,901
        Prepaid expenses                                     16,502           (29,184)
     Increase (decrease) in operating liabilities:
        Accounts payable                                   (151,544)         (113,432)
        Accrued expenses                                   (176,357)          (32,963)
                                                          ---------         ---------
Net cash used in operating activities                      (310,043)         (307,663)
                                                          ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                          (10,881)          (39,340)
                                                          ---------         ---------
Net cash used in investing activities                       (10,881)          (39,340)
                                                          ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock                           2,800           200,000
Net increase in line of credit                              225,240           131,115
Principal payments on debt                                  (27,441)          (25,885)
                                                          ---------         ---------
Net cash provided by financing activities                   200,599           305,230
                                                          ---------         ---------

      Net decrease in cash                                 (120,325)          (41,773)

Cash - beginning of period                                  204,990           115,796
                                                          ---------         ---------

Cash - end of period                                      $  84,665         $  74,023
                                                          =========         =========

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
Cash paid during the period for interest                  $   8,846         $  18,146
Cash paid for income taxes during the period              $ 129,000         $       0

                                CABLE LINK, INC.
                          NOTES TO FINANCIAL STATEMENTS


GENERAL

The interim financial statements have been prepared by Cable Link, Inc. (the Registrant) without an audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position of the Registrant as of March 31, 1998; the results of operations for the three months ending March 31, 1998 and 1997; and cash flows for the three months ending March 31, 1998. Interim results are not necessarily indicative of results for a full year.

The balance sheet as of December 31, 1997 has been derived from the financial statements that have been audited by the Registrant's independent public accountants. The financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Registrant. The financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Registrant's annual report.

COMMON STOCK

On January 8, 1997, the Registrant entered into an agreement with another entity (the Buyer) to purchase 165,000 shares of common stock of the Registrant and 165,000 warrants to purchase an additional 165,000 shares of common stock for $200,000. The warrants were separated into four groups of 25,000 shares each with exercise prices of $2.25, $2.75, $3.25 and $3.75. In July 1997, 82,500
warrants were exercised at an average price of $1.51 per share. The exercise periods of the remaining warrants expired.

The Registrant declared a three for two stock split on January 21, 1997 and an 11 for 10 stock dividend on August 1, 1997. All per share amounts have been adjusted to reflect the split and dividend.

On September 19, 1997, the Registrant filed a Form 10-SB to register its common stock under Section 12(g) of The Securities Act of 1934 and amendments thereto on November 17, 1997 and December 23, 1997. The Form 10-SB became effective November 18, 1997.

NEW ACCOUNTING PRONOUNCEMENTS

In November 1997, the Registrant adopted Statement of Financial Accounting Standard (SFAS) No. 128 "Earnings per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock. The Registrant has restated prior periods' earnings per share as required.

The Registrant will adopt Statement of Financial Accounting Standard (SFAS) No. 130 "Reporting Comprehensive Income" by reporting and displaying comprehensive income and its components within its financial statements. Under the current operating structure, the Registrant does not meet the conditions for adoption of SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. The Registrant will reevaluate these criteria if the anticipated acquisition is consummated. See "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


Result of Operations

NET SALES

Net sales for the first quarter ending March 31, 1998 were $2,712,166 compared to $2,211,517 for the first quarter ending March 31, 1997. This represents an increase of 23% or $500,649 over the previous year. The increase in sales is primarily due to an expanded customer base and additional sales of new equipment.

COST OF GOODS SOLD

The cost of goods sold increased to 67.4% of sales for the first quarter ending March 31, 1998 from 66.5% for the same time in 1997. The increase is due to increased sales of new equipment which resulted in increased product costs. The production labor costs declined in the first quarter as a percent of sales to 13% from 16.7% in comparison to last year's first quarter. This decrease in labor cost is primarily the result of a reduction in labor force as well as increased efficiencies and new procedures that have led to improved productivity of employees.

OPERATING EXPENSES

Operating expenses decreased to 25% of sales in the first quarter 1998 from 27% for the first quarter 1997. The decrease was due to a reduction in administrative personnel. Job procedures were implemented which increased the efficiencies and reduced costs.

INCOME FROM OPERATIONS

Income from operations increased to $204,719 or 7.5% of sales for the first quarter ending March 31, 1998 compared to $143,012 or 6.5% of sales for the first quarter in 1997 due to the increased sales and decreased operating costs.

Through the first three months in 1998 the Company has expensed $34,251 for federal, state and local taxes. No taxes were paid in the first quarter ending March 31, 1997 because the Company had net operating loss carry forward that was generated from prior years. As a result of the 23% increase in sales and decreased operating costs, the Company has generated earnings of $161,949 or $.08 diluted earnings per share for the first quarter in 1998 versus $126,053 or $.06 diluted earnings per share for the first quarter in 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company finances its operations primarily through internally generated funds and its bank line of credit. Bank borrowings decreased the first three months in 1998 compared to the same time in 1997, which resulted in lower interest expenses of $9,000. As a result of the increase in sales, accounts receivables increased $393,966 the first quarter in 1998 over the December 31, 1997 balance. Inventory decreased $182,228 in the first three months over the December 31, 1997 balance. Accounts payable decreased $151,544. Accrued expenses have decreased $176,357 due to the payment of income taxes and year-end bonuses from 1997.

The Company believes that its available financial resources are adequate to meets its foreseeable working capital, debt service and capital expenditure requirements.

The Company has entered into a letter of intent to acquire substantially all of the outstanding capital stock of PC and Parts, Inc. dba Auro Computer Systems, Westerville, Ohio. Auro Computer Systems is engaged in the business of providing computer hardware and services related thereto, as well as designing and implementing wide area and local area networks. The parties are currently negotiating the terms of such transaction and definitive agreements have not yet been executed. No assurance can be given that such transaction will be consummated. It is the intention of the Company to fund the acquisition with bank financing; however, no assurance can be given that such financing will be obtained on terms acceptable to the Company or at all.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         The Company is not a party to any material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits.

                  (2) Charter and Bylaws. The Articles of Incorporation and Code of Regulations of the Issuer as presently in effect.

                  (3)  Instruments Defining the Rights of Security Holders.

                           (a) See Exhibit 2.1 - Articles of Incorporation; Articles IV, V and VI. See Exhibit 2.2 - Code of Regulations; Articles I, IV and VII

                           (b) The registrant agrees to provide to the
Commission upon request instruments defining the rights of holders of long-term debt of the registrant and all of its subsidiaries for which consolidated financial statements are required to be filed.

                  (5)  Voting Trust Agreement.    None.

                  (6)  Material Contracts.

                  See Exhibit 6.1 - 1995 Stock Option Plan dated October 17,
1995.

                  See Exhibit 6.2. - Warrant Agreement for Axxess International Group, Inc. dated January 8, 1997.

                  See Exhibit 6.3. Non-Competition and Consulting Agreement dated October 18, 1994.

                  See Exhibit 6.4. First Amendment Agreement to Non-Competition and Consulting Agreement dated June 1, 1995.

                  See Exhibit 6.5. Second Amendment Agreement to Non-Competition and Consulting Agreement dated November 16, 1995.

                  See Exhibit 6.6. Consulting Agreement dated October 1, 1996.

                  See Exhibit 6.7. Eric S. Newman Independent Consulting Letter Agreement dated August 1, 1994.

                  See Exhibit 6.8. Loan and Security Agreement dated November 27, 1996.

                  See Exhibit 6.9. Promissory Note dated April 30, 1997.

                  See Exhibit 6.10. Lease dated November 4, 1992 and Lease Modification Agreement dated October 26, 1995 for Suite 201, 280 Cozzins, Columbus, Ohio.

                  (7)  Material Foreign Patents.    None.


         (b) Reports on Form 8-K.

         There were no reports on Form 8-K filed during the period covered.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           CABLE LINK, INC.

Dated  May 11, 1997                        By /s/ Bob Binsky
      -----------------                       ----------------------------------
                                              Bob Binsky, Chairman of the Board
                                              (principal executive officer)


                                           By /s/ Zaida Wahlberg
                                              ----------------------------------
                                              Zaida Wahlberg, Treasurer
                                              (principal accounting officer)

                                               EXHIBIT INDEX
                                                                                                 PAGE IN
                                                                                              SEQUENTIALLY
                                                                                                NUMBERED
EXHIBIT                                                                                           COPY
2.1.       Articles of Incorporation of Cable Link, Inc., as amended (incorporated by reference to Exhibit 2.1 of 10-SB, as amended. filed December 23,
           1997 (the "Form 10-SB"); Commission File No. 0-23111).                                   *

2.2.       Code of Regulations of Cable Link, Inc., as amended (incorporated by
           reference to Exhibit 2.2 to the Form 10-SB).                                             *

3.1.       See Articles IV, V and VI of the Articles of Incorporation of the
           Registrant (see Exhibit 3.1).

3.2.       See Articles I, IV and VII of the Code of Regulations of the
           Registrant (see Exhibit 3.2).

6.1.       1995 Stock Option Plan dated October 17, 1995 (incorporated by reference
           to Exhibit 6.1 to the Form 10-SB).                                                       *

6.2.       Warrant Agreement for Axxess International Group, Inc. dated January 8,
           1997 (incorporated by reference to Exhibit 6.2 to the Form 10-SB).                       *

6.3.       Non-Competition and Consulting Agreement dated October 18, 1994
           (incorporated by reference to Exhibit 6.3 to the Form 10-SB).                            *

6.4.       First Amendment Agreement to Non-Competition and Consulting Agreement
           dated June 1, 1995 (incorporated by reference to Exhibit 6.4 to the Form
           10-SB).                                                                                  *

6.5.       Second Amendment Agreement to Non-Competition and Consulting Agreement
           dated November 16, 1995 (incorporated by reference to Exhibit 6.5 to the
           Form 10-SB).                                                                             *

6.6.       Consulting Agreement dated October 1, 1996 (incorporated by reference to
           Exhibit 6.6 to the Form 10-SB).                                                          *

6.7.       Eric S. Newman Independent Consulting Letter Agreement dated August 1,
           1994 (incorporated by reference to Exhibit 6.7 to the Form 10-SB).                       *

6.8.       Loan and Security Agreement dated November 27, 1996 (incorporated by
           reference to Exhibit 6.8 to the Form 10-SB).                                             *

6.9.       Promissory Note dated April 30, 1997 (incorporated by reference to
           Exhibit 6.9 to the Form 10-SB).                                                          *

6.10.      Lease dated November 4, 1992 and Lease Modification Agreement dated
           October 26, 1995 for Suite 201, 280 Cozzins, Columbus, Ohio
           (incorporated by reference to Exhibit 6.10 to the Form 10-SB/A of
           Registrant, Registration No. 0-23111)).                                                  *

27.        Financial Data Schedule (submitted electronically for SEC purposes only)

           *Incorporated by reference