Form 10QSB
period 1998-06-30
CABLE LINK INC
filed 1998-08-14
CIK 893139

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly period ended June 30, 1998

[ ]      Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________ to ___________

Commission File Number 0-23111

                                Cable Link, Inc.
        ----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

              Ohio                                      31-1239657
 -------------------------------                    -------------------
 (State or Other Jurisdiction of                      (IRS Employer
  Incorporation or Organization)                    Identification No.)

                       280 Cozzins Street, Columbus, Ohio
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                                 (614) 221-3131
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X          No
    -------          -------

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,675,386

         Transitional Small Business Disclosure Format (check one):

Yes    X          No
    -------          -------

CABLE LINK, INC. AND SUBSIDIARY

INDEX

                                                                                          PAGE
                                                                                          ----
PART I.  FINANCIAL INFORMATION

         ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                 CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE
                   MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997 (UNAUDITED)           2

                 CONSOLIDATED BALANCE SHEETS AT JUNE 30, 1998
                   (UNAUDITED) AND DECEMBER 31, 1997 (AUDITED)                              3

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR
                   SIX MONTHS ENDED JUNE 30, 1998 (UNAUDITED) AND THE YEAR
                   ENDED DECEMBER 31, 1997 (AUDITED)                                        5

                 CONSOLIDATED CASH FLOW STATEMENTS FOR THE SIX MONTHS
                   ENDED JUNE 30, 1998 AND 1997 (UNAUDITED)                                 6

                 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS                       7


         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS                                      10


PART II. OTHER INFORMATION                                                                 13



PART I-FINANCIAL INFORMATION

ITEM 1.-FINANCIAL STATEMENTS

                        CABLE LINK, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                          3 Months ending June 30                 6 Months ending June 30
                                          1998               1997                   1998           1997
                                        --------           --------               --------       --------
Net Sales                              $4,331,464         $2,642,018            $7,043,631      $4,853,535
                                       ----------         ----------            ----------      ----------
    Cost of goods sold                  3,268,808          1,762,148             5,097,745       3,233,906
    Operating expenses                    797,738            674,515             1,476,248       1,271,262
                                       ----------         ----------            ----------      ----------
       Total expenses                   4,066,546          2,436,663             6,573,993       4,505,168

Income from operations                    264,918            205,355               469,638         348,367
    Interest expense                      (13,626)           (17,247)              (22,472)        (35,393)
    Other Income                            1,010                873                 1,337           2,059
                                       ----------         ----------            ----------      ----------
Income before taxes                       252,302            188,981               448,503         315,033
    Provision for taxes                    54,251                 --                88,502              --
                                       ----------         ----------            ----------      ----------
Net income                             $  198,051            188,981               360,001         315,033

Basic Earnings Per Share               $     0.12         $     0.12            $     0.21      $     0.20
Weighted Average Shares Outstanding     1,675,386          1,549,802             1,674,647       1,537,885

Diluted Earnings                       $     0.10         $     0.10            $     0.18      $     0.17
Weighted Average Shares Outstanding     1,987,038          1,872,617             2,006,090       1,891,601

     See accompanying notes to unaudited consolidated financial statements.

                        CABLE LINK, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                      1998         1997
                                                     JUNE 30    December 31
                                                   (UNAUDITED)   (Audited)
                                                   -----------  -----------
CURRENT ASSETS
       Cash                                        $    42,664  $  204,990
       Cash in escrow                                  100,000      -
       Accounts receivable
          Trade                                      2,847,591   1,135,607
       Inventories                                   1,686,545   1,332,619
       Prepaid expenses                                116,423     161,444
       Deferred income tax                             210,823      36,500
       Covenant not to compete                          91,667       -
                                                   -----------  ----------
          Total current assets                       5,095,713   2,871,160

PROPERTY AND EQUIPMENT                               1,949,650   1,466,764
       Accumulated depreciation                     (1,095,045)   (774,125)
                                                   -----------  ----------
          Net property and equipment                   854,605     692,639

OTHER ASSETS
       Covenant not to compete                         105,843       -
       Goodwill                                      1,116,365       -
       Other assets                                    133,041      34,130
                                                   -----------  ----------
                                                     1,355,249      34,130


       TOTAL ASSETS                                $ 7,305,567  $3,597,929
                                                   ===========  ==========


See accompanying notes to unaudited consolidated financial statements.

                        CABLE LINK, INC. AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                       1998         1997
                                                      JUNE 30    December 31
                                                    (UNAUDITED)   (Audited)
                                                    -----------  -----------
CURRENT LIABILITIES
       Accounts payable, trade                      $1,660,789    $ 765,269
       Acquisition bonus                                60,000           --
       Payable to sellers of PC & Parts, Inc.           60,000           --
       Current portion of long term obligations         38,235       82,354
       Revolving line of credit                        663,440      290,957
       Note payable-bank                               500,000           --
       Income taxes payable                                 --      138,742
       Accrued expenses                                587,115      329,998
       Accrued warranty expense                        187,227           --
       Covenant not to compete                          91,667           --
                                                    -----------  ----------
          Total current liabilities                  3,848,473    1,607,320

LONG-TERM LIABILITIES
       Payable to sellers of PC & Parts, Inc.           60,000           --
       Covenant not to compete                         100,000           --
       Accrued warranty expense                        153,186
       Acquisition bonus                               120,000           --
       Long-term debt                                  621,617       53,412
       Deferred income taxes                            50,292       48,000
                                                    ----------   ----------
          Total long-term liabilities                1,105,095      101,412

          Total liabilities                          4,953,568    1,708,732
                                                    -----------  ----------
MINORITY INTEREST IN SUBSIDIARY                        100,000

STOCKHOLDERS' EQUITY
       Common stock                                  1,452,507    1,449,706
       Additional paid-in capital                      136,136      136,136
       Retained earnings                               663,356      303,355
                                                    ----------   ----------
          Total stockholders' equity                 2,251,999    1,889,197

       TOTAL LIABILITIES AND EQUITY                 $7,305,567   $3,597,929
                                                    ==========   ==========


See accompanying notes to unaudited consolidated financial statements.

                        CABLE LINK, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)


                                         Shares of Issued                       Additional
                                         And Outstanding          Common         Paid-in        Retained
                                          Common Stock            Stock          Capital        Earnings          Total
                                         ----------------       ----------     -----------      ---------       ---------
Balance at December 31, 1996                1,384,652           $1,093,662       $136,136       ($563,972)      $  665,826

     Issuance of common stock, net            165,000              149,107             --              --          149,107
     of cost of $50,893

     Exercise of options and warrants         124,150              206,937             --              --          206,937

     Net Income                                    --                   --             --         867,327          867,327
                                         -----------------       ----------     -----------      ---------      ----------
Balance at December 31, 1997                1,673,802            1,449,706        136,136         303,355        1,889,197

     Exercise of options and warrants           1,584                2,801             --              --            2,801
     Net income                                    --                   --             --         360,001          360,001
                                         -----------------       ----------     -----------      ---------      ----------

Balance at June 30, 1998                    1,675,386           $1,452,507       $136,136        $663,356       $2,251,999
                                         ================       ===========     ===========      =========      ==========


     See accompanying notes to unaudited consolidated financial statements.

                        CABLE LINK, INC. AND SUBSIDIARY
                       CONSOLIDATED CASH FLOW STATEMENTS
                                  (UNAUDITED)
                            SIX MONTHS ENDED JUNE 30

                                                                                   1998         1997
                                                                                -----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                               $   360,001  $  315,033
       Adjustments to reconcile net income to net
        cash provided by (used in) operating activities:
           Depreciation and amortization                                            128,577      82,980
           (Increase) decrease in operating assets net of effects
            from acquisition of PC & Parts, Inc.:
               Accounts receivable                                                 (176,776)   (326,931)
               Inventories                                                           84,665     188,391
               Prepaid expenses                                                      50,021       8,060
               Other assets                                                         (89,670)    (32,788)
           Increase (decrease) in operating liabilities net of effects from acquisition of PC & Parts, Inc.:
               Accounts payable                                                    (250,723)   (105,186)
               Accrued expenses                                                    (269,120)      1,846
                                                                                -----------  ----------
       Net cash provided by operating activities                                   (163,025)    131,405
                                                                                -----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Acquisition of stock of PC & Parts, Inc.                                    (700,000)         --
       Cash acquired from PC & Parts, Inc.                                           50,359          --
       Purchase of property and equipment                                           (24,565)    (73,009)
                                                                                -----------  ----------
       Net cash used in investing activities                                       (674,206)    (73,009)
                                                                                -----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from sales of common stock                                            2,801     200,000
       Net increase in line of credit                                               372,483    (280,498)
       Proceeds from issuance of long-term debt                                     254,035          --
       Principal payments on debt                                                   (54,414)    (52,378)
       Sale of stock of subsidiary                                                  100,000
                                                                                -----------  ----------
       Net cash provided by financing activities                                    674,905    (132,876)
                                                                                -----------  ----------
            Net decrease in cash                                                   (162,326)    (74,480)
       Cash - beginning of period                                                   204,990     115,796
                                                                                -----------  ----------
       Cash - end of period                                                     $    42,664  $   41,316
                                                                                ===========  ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
       Cash paid during the period for interest                                 $    22,472  $   35,393
       Cash paid for income taxes during the period                             $   192,993          --


SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

     On May 18, 1998 the Company purchased 90.2% of the common stock of PC & Parts, Inc. dba Auro Computer Systems for $700,000 cash. In conjunction with the acquisition the assets acquired and liabilities assumed are as follows.

     Total current assets acquired                              $2,303,481
     Net property and equipment                                    245,102
     Intangibles and other assets                                  115,084
     Total current liabilities assumed                          (1,976,114)
     Total Long-term liabilities assumed                        (1,096,461)
     Purchase of goodwill                                        1,128,908
     Cash contributed by minority interest                         100,000
     Note payable to stockholders                                 (120,000)
                                                                ----------
     Cash paid for common stock                                 $  700,000
                                                                ==========



     See accompanying notes to unaudited consolidated financial statements.

                         CABLE LINK, INC. AND SUBSIDIARY
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NATURE AND SCOPE
On May 18, 1998, Cable Link, Inc. (the Company) pursuant to a Stock Purchase and Non-Compete Agreement, acquired all the outstanding equity securities of PC & Parts, Inc. dba Auro Computer Systems (Subsidiary) for an approximate sum of $820,000, of which $700,000 was paid in cash and the balance in the form of a note payable to the sellers. Simultaneously with the foregoing acquisition, the Company entered into a Stock Agreement with Brian Berger, an employee of the Subsidiary, whereby Mr. Berger contributed $100,000 toward the purchase of the shares of Subsidiary and the Company will transfer to Mr. Berger a proportionate number of the shares at the time the final purchase price of the shares is established. The percentage of minority ownership based on the unadjusted purchase price is 9.8%.

The interim consolidated financial statements have been prepared by the Company without an audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the consolidated financial position of the Company as of June 30, 1998, the consolidated results of operations for the three months and six months ended June 30, 1998 and 1997 and consolidated cash flows for the six months ended June 30, 1998 and 1997. Interim results are not necessarily indicative of results for a full year.

The balance sheet as of December 31, 1997 has been derived from the financial statements that have been audited by the Company's independent public accountants. The financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's annual report and the audited statements of the Subsidiary filed with Form 8-K/A on July 30, 1998.


BASIS OF PRESENTATION
The acquisition has been accounted for under the purchase method of accounting based on the Subsidiary's balance sheet as of May 5, 1998, the agreed upon closing date. The consolidated financial statements are on the accrual basis of accounting and include the financial statements of its majority-owned Subsidiary (90.2%) after the acquisition closing date of May 5, 1998. All significant intercompany balances and transactions have been eliminated in consolidation. The amounts related to minority interest are not reflected in the accompanying statement of income as the Subsidiary reflected a deficit in equity as of acquisition.

The following unaudited proforma results of operations of the Company for the six months ended June 30, 1998 assumes that the acquisition of PC & Parts occurred on January 1, 1998. These proforma results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations.

               Net revenues                       $10,064,084
               Net income                             214,253
               Basic net income per share                 .13
               Diluted net income per share               .11

The Company declared a 3 for 2 stock split on January 21, 1997 and a 10% stock dividend on August 1, 1997.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual amounts could differ from these estimates.

Amortization of Goodwill
------------------------
Purchased goodwill is amortized using the straight-line method over 15 years.

                         CABLE LINK, INC. AND SUBSIDIARY
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Share
------------------
During 1997, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 128 "Earnings Per Share." The new standard simplifies the standards for computing earnings per share and requires presentation of two new amounts, basic and diluted earning per share. The Company was required to retroactively adopt this standard for all periods presented.

                                                Three Months Ended                        Six Months Ended
                                         ---------------------------------        ----------------------------------
                                         June 30, 1998       June 30, 1997        June 30, 1998        June 30, 1997
                                         -------------       -------------        -------------        -------------
Weighted average shares                    1,675,386           1,549,802            1,674,647            1,537,885

Diluted effect of options                    311,652             322,815              331,443              353,716
                                           ---------           ---------            ---------            ---------
Weighted average common
   shares outstanding and
   potential common shares                 1,987,038           1,872,617            2,006,090            1,891,601
                                           =========           =========            =========            =========



NOTES PAYABLE TO FORMER STOCKHOLDERS
On May 18, 1998, the Company signed a note payable to the former stockholders of the Subsidiary for $120,000. The note bears an annual interest rate of 9% and is payable in four quarterly installments commencing on May 18, 1999.

NOTES PAYABLE - BANK
As a part of the acquisition, the Company borrowed $500,000 which bears interest at the prime interest rate plus one. This note matures on April 30, 1999. The terms of the note agreement are being finalized.

CONTINGENT PURCHASE ADJUSTMENT
As outlined in Section 1.7 of the Stock Purchase and Non-Compete Agreement included as Exhibit 2.1 of the Form 8-K filed on May 29, 1998 the Company has requested a refund of the overpayment of purchase consideration. The Company anticipates an adjustment to the purchase price between $208,161 and $522,106. When received, the adjustment will be posted as a reduction to goodwill.

INCOME TAXES
For the three and six months ended June 30, 1998, income tax expense is less than the amounts calculated by applying the statutory federal income tax rate to income before taxes due primarily to the anticipated use of net operating loss carry-forwards of the subsidiary of approximately $600,000.

                         CABLE LINK, INC. AND SUBSIDIARY
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

ACQUISITION BONUS
In 1998, the Company Board of Directors approved a $180,000 bonus payable to the Chief Executive Officer of Cable Link related to the acquisition of the Subsidiary. The amount was expensed by the Subsidiary as a pre-acquisition expense and is reflected as payable to management. The bonus is payable in equal monthly installments of $5,000. The payments which commence in the first twelve months beginning July 6, 1998 are without conditions. The remaining payments commence in the second and third twelve month periods as subject to the condition that the percentage of earnings of the Subsidiary is equal to or greater than 15% of the capital invested in the Company.

NEW ACCOUNTING PRONOUNCEMENTS
In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 131 "Disclosures about Segments of an Enterprise and Related Information." This statement is effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. This statement need not be applied to interim statements in the initial year of application. The Company will adopt this statement in the annual statements for the year ending December 31, 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with the condensed financial statements included elsewhere within this quarterly report. Fluctuations in annual and quarterly operating results may occur as a result of certain factors such as the size and timing of customer orders and competition. Due to such fluctuations, historical results and percentage relationships are not necessarily indicative of the results for any future period. Statements which are not historical facts contained in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Factors that could cause actual results to differ materially include, but are not limited to, the following: the ability to obtain new contracts at attractive prices; the size and timing of customer orders; fluctuations in customer demand; competitive factors; the timely completion of contracts; and general economic conditions, both domestically and abroad. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The Company further directs readers to the factors discussed in the Company's Form 10-KSB for the year ended December 31, 1997 and Forms 10-QSB.

GENERAL

Cable Link, Inc. (the Company) sells new, used and refurbished cable TV equipment in addition to repairing equipment for cable companies within the United States and various international markets. The Company operates both its administrative and manufacturing operations from a single, leased facility in Columbus, Ohio.

PC & Parts, Inc. dba Auro Computer Systems, a majority-owned subsidiary recently acquired by the Company, (the Subsidiary) located in Westerville, Ohio, assembles computer hardware components into personal computers for a number of customers located in Ohio. The Company also sells its products and provides service support throughout central Ohio and the surrounding area.

Results of Operations

Net Sales

Net sales for second quarter ending June 30, 1998 were $ 4,331,464 compared to $2,642,018 for the second quarter ending June 30, 1997. This represents and increase of 64% over the previous year. Sales for the six months ending June 30, 1998 were $7,043,631 versus $4,853,535 over the previous year. The increase in sales is primarily attributable to the inclusion of $2,287,710 of net sales of the Subsidiary.

Cost of Goods Sold

The cost of goods sold increased to 75.5% of sales in the second quarter of 1998 from 66.6% for the second quarter 1997. For the six months ending June 30, 1998 the cost of goods sold increased to 72.4% of sales compared to 66.6% of sales for the six months ending June 30, 1997. The inclusion of the subsidiary represents an increase of 40.3% in the cost of goods sold for the six months ended June 30, 1998. The cost of goods sold for the Company decreased to 59.4% of sales for the three months ending June 30, 1998 compared to 66.6% of sales for the three month period ending June 30, 1997. The decrease in the Company cost of goods sold is primarily the result in a reduction in labor force and increased efficiencies in production.

Operating Expenses

The operating expenses decreased to 18.4% for the second quarter 1998 from 25.5% for the second quarter 1997. In 1997 the operating expenses, as a percent of sales were 26.2% for the six months ending June 30, and have decreased to 20.9% for the six months ending June 30, 1998. Job procedures were implemented which increased the efficiencies and reduced costs.

Income from Operations

Income from operations increased to $264,918 or 6.1% of sales for the second quarter ending June 30, 1998 compared to income from operations of $205,355 or 7.8% of sales for the second quarter ending June 30, 1997. The income from operations increased to $469,638 or 6.7% of sales for the first six months ending June 30, 1998 as compared to $348,367 or 7.2% of sales through the same period in 1997. The increase in income from operations is due to an increase in sales and a decrease in operating expenses as previously stated.

The following are management's discussion and analysis of material changes in financial position during the interim period.

Income tax provision

The Company's income tax provision was $54,251 for the quarter ended June 30, 1998 and $88,502 for the six months ended June 30, 1998. No provision was recorded for the quarter or six months ended June 30, 1997 due to net operating loss carryforwards of the Company that were fully utilized in 1997. For the quarter and six months ended June 30, 1998, the effective tax rate was 21.5% and 19.7%, respectively.

Accounts receivable

Accounts receivable increased 151% from December 31, 1997 due to increased sales and $1,535,208 at June 30, 1998 of receivables of the Subsidiary that were assumed by the Company.

Inventories

Inventories increased 27% from December 31, 1997 primarily due to the acquisition of $438,591 at June 30, 1998 of inventory from the Subsidiary.

Covenant not to compete

Under the terms of the agreement, the Company will pay the sellers of the Subsidiary $200,000 in monthly installments over 2 years. Accordingly, a short-term and long-term asset and corresponding liability for the covenant not to compete have been recorded. The asset is shown net of amortization and the liability has been reduced by payments made.

Property and equipment

The increase in property and equipment and accumulated depreciation is primarily due to the acquisition of the Subsidiary. The cost and accumulated depreciation of the assets acquired as of June 30, 1998 amount to $458,321 and $213,219, respectively.

Goodwill

Goodwill has been recorded to reflect the amount paid for the Subsidiary less the book value of the assets acquired. Goodwill is shown net of amortization. The amount is being amortized using the straight-line method over 15 years.

Accounts payable - trade

Accounts payable for the Company decreased by $414,742 from December 31, 1997. The accounts payable relating to the recently acquired subsidiary is $1,310,262 at June 30, 1998, resulting in an increase of $895,520 from December 31, 1997.

Accrued expenses

Accrued expenses of the Company have decreased by $341,661 from December 31, 1997. The Company has assumed $450,888 of liabilities from the Subsidiary. The overall increase in liabilities is primarily due to acquisition related fees and expenses.

Long-term debt

The increase in long-term debt is due to the refinancing of the debt assumed by acquiring the Subsidiary. The debt assumed was paid off by a newly established line of credit of $800,000 of which approximately $570,000 has been used and is classified as long term.

Liquidity and Capital Resources

On May 18, 1998, the Company purchased 90.2% of the common stock of PC & Parts, Inc. dba Auro Computer Systems. The Company used net cash of approximately $700,000 to purchase the common stock. The cash came from an issuance of long term debt of $500,000, a contribution from minority interest of $100,000, and the remaining amount from operating cash. However, the terms of the agreement pursuant to which the Company acquired the common stock of the subsidiary provided for the delivery of a final balance sheet of the Subsidiary and the making of adjustments to the purchase price to reflect differences between the balance sheet of the Subsidiary delivered to the Company prior to the acquisition and the final balance sheet. The analysis of the final balance sheet is currently being conducted by the Company, and the Company will benefit from a reduction in the purchase price.

The Company finances its operations primarily through internally generated funds and bank lines of credit totaling $1,800,000. Bank borrowing increased in the second quarter of 1998 compared to the same time in 1997 primarily due to the acquisition of the subsidiary. As a result of the increase in sales and the acquisition, accounts receivable increased $1,711,984 the second quarter in 1998 over the December 31, 1997 balance. Inventory increased $353,926 in the first six months over the December 31, 1997 balance. Accounts payable increased $895,520 and accrued expenses have increased $597,530 due to acquisition related liabilities and the liabilities of the subsidiary assumed by the Company.

The Company believes that its available financial resources are adequate to meet its foreseeable working capital, debt service and capital expenditure requirements.

long-term.

LIQUIDITY AND CAPITAL RESOURCES

The Company finances its operations primarily through internally generated funds and bank lines of credit totaling $1,800,000. Bank borrowing increased in the second quarter of 1998 compared to the same time in 1997 primarily due to the acquisition of PC and Parts, Inc. As a result of the increase in sales and the acquisition, accounts receivable increased $1,711,984 the second quarter in 1998 over the December 31, 1997 balance. Inventory increased $353,926 in the first six month over the December 31, 1997 balance. Accounts payable increased $895,520 and accrued expenses have increased $597,530 due to acquisition related liabilities and the liabilities of PC and Parts, Inc. assumed by Cable Link, Inc.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         The Company is not a party to any material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a) The annual meeting of shareholders was held on April 21, 1998.

         (b) All of the directors were re-elected for one year terms, to-wit:
Bob Binsky, Richard Rozic, Eric S. Newman, Sherry R. Rothfield, Brenda L. Thompson and Michael Tsao.

         (c) The only matter to be voted on at the meeting was the election of directors. Results of the voting were as follows:

         Total number of shares entitled to vote present or represented at the meeting: 1,557,627

                                              For       Authority Withheld
                                              ---       ------------------
                  Bob Binsky               1,479,995         77,632
                  Richard Rozic            1,548,509          9,118
                  Eric S. Newman           1,551,677          5,950
                  Sherry S. Rothfield      1,551,677          5,950
                  Brenda L. Thompson       1,551,677          5,950
                  Michael Tsao             1,551,677          5,950

         (d) Not applicable.

ITEM 5.  OTHER INFORMATION.

         The Securities and Exchange Commission recently amended certain rules under the Securities Exchange Act of 1934 regarding the use of a company's discretionary proxy voting authority with respect to stockholder proposals submitted to the company for consideration at the company's next annual meeting.

         Shareholder proposals submitted to the Company outside the procedures for placing a shareholder's proposal in the Company's proxy materials for the Company's 1999 Annual Meeting of Shareholders will be considered untimely if received by the Company after February 3, 1999. Accordingly, management's proxies for the Company's 1999 Annual Meeting of Shareholders will confer discretionary authority to vote on any shareholder proposals received by the Company after such date.

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

                  See Exhibit 6.7. Eric S. Newman Independent Consulting Letter Agreement dated August 1, 1994.

                  See Exhibit 6.8. Loan and Security Agreement dated November 27, 1996.

                  See Exhibit 6.9. Promissory Note dated April 30, 1997.

                  See Exhibit 6.10. Lease dated November 4, 1992 and Lease Modification Agreement dated October 26, 1995 for Suite 201, 280 Cozzins, Columbus, Ohio.

                  (7) Material Foreign Patents. None.

                  (8) Plan of Acquisition, Reorganization, etc.

                  See Exhibit 8.1. Stock Purchase and Non-Compete Agreement among PC & Parts, Inc., its Shareholders, Brian Berger and Cable Link, Inc. dated May 18, 1998.

                  See Exhibit 8.2. Stock Agreement among Cable Link, Inc., PC & Parts, Inc. and Brian Berger dated May 18, 1998.

         (b) Reports on Form 8-K.

         A report on Form 8-K was filed on May 29, 1998 reporting the acquisition of PC & Parts, Inc. and an amendment thereto was filed on July 30, 1998 containing financial statements required pursuant to Item 7 of the Form 8-K.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CABLE LINK, INC.

Dated    August 14, 1998                   By /s/ Bob Binsky
     --------------------                    ---------------------------------
                                             Bob Binsky, Chairman of the Board
                                             (principal executive officer)


                                           By /s/ Zaida Wahlberg
                                             ---------------------------------
                                             Zaida Wahlberg, Treasurer
                                             (principal accounting officer)

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

2.2.       Code of Regulations of Cable Link, Inc., as amended (incorporated by
           reference to Exhibit 2.2 to the Form 10-SB).                                             *

3.1.       See Articles IV, V and VI of the Articles of Incorporation of the
           Registrant (see Exhibit 3.1 to the Form 10-SB).

3.2.       See Articles I, IV and VII of the Code of Regulations of the
           Registrant (see Exhibit 3.2 to the Form 10-SB).

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

6.6.       Consulting Agreement dated October 1, 1996 (incorporated by reference to
           Exhibit 6.6 to the Form 10-SB).                                                          *

6.7.       Eric S. Newman Independent Consulting Letter Agreement dated August 1,
           1994 (incorporated by reference to Exhibit 6.7 to the Form 10-SB).                       *

6.8.       Loan and Security Agreement dated November 27, 1996 (incorporated by
           reference to Exhibit 6.8 to the Form 10-SB).                                             *

6.9.       Promissory Note dated April 30, 1997 (incorporated by reference to
           Exhibit 6.9 to the Form 10-SB).                                                          *

6.10.      Lease dated November 4, 1992 and Lease Modification Agreement dated
           October 26, 1995 for Suite 201, 280 Cozzins, Columbus, Ohio
           (incorporated by reference to Exhibit 6.10 to the Form 10-SB/A of                        *
           Registrant, Registration No. 0-23111)).

8.1        Stock Purchase and Non-Compete Agreement among PC & Parts, Inc., its
           Shareholders, Brian Berger and Cable Link, Inc. dated May 18, 1998
           (incorporated by reference to Exhibit 2.1 to the Form 8-K of Registrant
           filed May 29, 1998, Registration No. 0-23111)                                            *

                                                                                                 PAGE IN
                                                                                              SEQUENTIALLY
                                                                                                NUMBERED
EXHIBIT                                                                                           COPY
8.2        Stock Agreement among Cable Link, Inc., PC & Parts, Inc. and Brian
           Berger dated May 18, 1998 (incorporated by reference to Exhibit 2.2 to the Form 8-K of Registrant filed May 29, 1998, Registration No. 0-23111)
                                                                                                    *

27.        Financial Data Schedule (submitted electronically for SEC purposes only)

           *Incorporated by reference