Form 10QSB
period 1998-09-30
CABLE LINK INC
filed 1998-11-12
CIK 893139

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the Quarterly period ended September 30, 1998

|_|      Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________ to ___________

Commission File Number 0-23111

                                Cable Link, Inc.
-------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter

           Ohio                                             31-1239657
------------------------------                   ------------------------------
(State or Other Jurisdiction of                            (IRS Employer
 Incorporation or Organization)                          Identification No.)

                       280 Cozzins Street, Columbus, Ohio
-------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (614) 221-3131
-------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


-------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X          No
    -------         -------

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,689,136 shares of Common Stock as of October 30, 1998

         Transitional Small Business Disclosure Format (check one):

Yes    X          No
    -------         -------

                         CABLE LINK, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                            1998                         1997
                                                         September 30                 December 31
                                                          (Unaudited)                  (Audited)
                                                         ------------                 -----------
CURRENT ASSETS
     Cash                                                  $246,083                    $204,990
     Accounts receivable
          Trade                                           3,764,544                   1,135,607
          Income tax                                         66,688                           -

     Inventories                                          2,686,388                   1,332,619
     Prepaid expenses                                       202,621                     161,444
     Deferred income tax                                    210,823                      36,500
     Covenant not to compete                                 58,333                           -
                                                        -----------                   ---------
               Total current assets                       7,235,480                   2,871,160

PROPERTY AND EQUIPMENT                                    2,091,456                   1,466,764
     Accumulated depreciation                            (1,149,711)                   (774,125)
                                                        -----------                   ---------
               Net property and equipment                   941,745                     692,639

OTHER ASSETS
     Covenant not to compete                                112,979                           -
     Goodwill                                               854,494                           -
     Organization costs                                      59,974                           -
     Deposits                                                45,587                      34,130
                                                        -----------                   ---------
                                                          1,073,034                      34,130


               TOTAL ASSETS                              $9,250,259                  $3,597,929
                                                         ==========                  ==========

See accompanying notes to unaudited consolidated financial statements.

                         CABLE LINK, INC. AND SUBSIDIARY

                                                              1998                       1997
                                                          September 30               December 31
                                                          (Unaudited)                 (Audited)
                                                          ------------               -----------
CURRENT LIABILITIES
     Accounts payable, trade                               $3,744,854                   $765,269
     Current portion of long-term
       obligation                                              23,699                     82,354
     Revolving line of credit                               1,196,281                    290,957
     Income taxes payable                                           -                    138,742

     Accrued expenses                                         647,300                    329,998
     Accrued warranty expense                                 280,413                          -
                                                           ----------                   --------
                                                                                               -
          Total current liabilities                         5,892,547                  1,607,320

LONG-TERM LIABILITIES
     Covenant not to compete                                   46,666                          -
     Acquisition bonus                                        120,000                          -
     Long-term debt                                           571,967                     53,412
     Deferred income taxes                                     50,291                     48,000
                                                           ----------                   --------
          Total long-term liabilities                         788,924                    101,412

MINORITY INTEREST                                             100,000                          -

STOCKHOLDERS' EQUITY
     Common stock                                           1,463,387                  1,449,706
     Additional paid-in capital                               136,136                    136,136
     Retained earnings                                        869,265                    303,355
                                                           ----------                   --------
          Total stockholders' equity                        2,468,788                  1,889,197

          TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                             $9,250,259                 $3,597,929
                                                           ==========                 ==========

See accompanying notes to unaudited consolidated financial statements.

                         CABLE LINK, INC. AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                              3 months ended September 30                    9 months ended September 30
                                             1998                    1997                   1998                    1997
                                         -----------               ----------           -----------              ----------
Net Sales                                 $7,580,466               $2,720,514           $14,624,097              $7,574,049
                                          ----------               ----------           -----------              ----------

     Cost of goods sold                    6,041,123                1,619,053            11,138,868               4,852,959
     Operating Expenses                    1,243,811                  664,386             2,704,781               1,935,648
                                          ----------               ----------           -----------              ----------

          Total expenses                   7,284,934                2,283,439            13,843,649               6,788,607

Income from operations                       295,532                  437,075               780,448                 785,442

     Interest expense                        (41,981)                 (14,354)              (76,954)                (49,747)
     Other income                             $3,832                      493                 5,169                   2,552
                                          ----------               ----------           -----------              ----------

Income before taxes                          257,383                  423,214               708,663                 738,247
     Provision for taxes                      54,251                  135,000               142,753                 135,000
                                          ----------               ----------           -----------              ----------

Net Income                                  $203,132                 $288,214              $565,910                $603,247
                                          ==========               ==========           ===========              ==========

Basic earnings per share                       $0.12                    $0.18                 $0.34                   $0.38
Weighted average shares outstanding        1,681,516                1,622,438             1,676,478               1,569,469

Diluted earnings per share                     $0.11                    $0.13                 $0.29                   $0.27
Weighted average shares outstanding        1,908,964                2,291,535             1,958,465               2,210,656




See accompanying notes to unaudited consolidated financial statements.

                         CABLE LINK, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

    Nine months ended September 30, 1998 and the year ended December 31,1997


                                        Shares of Issued                      Additional
                                         and Outstanding       Common          Paid-In             Retained
                                          Common Stock          Stock          Capital             Earnings          Total
                                        ----------------     ----------      -----------         -----------     ------------
Balance at December 31, 1996                 1,384,652       $1,093,662       $136,136            ($563,972)       $665,826

     Issuance of common stock, net             165,000          149,107              -                    -         149,107
       of cost of $50,893

     Exercise of options and warrants          124,150          206,937              -                    -         206,937


     Net income                                      -                -              -              867,327         867,327
                                             ---------       ----------       --------           ----------      ----------

Balance at December 31,1997                  1,673,802        1,449,706        136,136              303,355       1,889,197

     Exercise of options and warrants           15,334           13,681              -                    -          13,681


     Net income                                      -                -              -              565,910         565,910
                                             ---------       ----------       --------           ----------      ----------

Balance at September 30, 1998                1,689,136       $1,463,387       $136,136             $869,265      $2,468,788
                                             =========       ==========       ========           ==========      ==========



See accompanying notes to unaudited consolidated financial statements.

                         CABLE LINK, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                         Nine months ended September 30

                                                                       1988                        1997
                                                                  ------------                  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                       $565,910                    $603,247
     Adjustments to reconcile net income to net
       cash provided by (used in) operating
       activities:
          Depreciation and amortization                                221,312                     124,504
          (Increase) decrease in operating assets:
               Accounts receivable                                  (1,093,729)                   (533,765)
               Inventories                                            (915,178)                     (2,292)
               Prepaid expenses                                        (36,177)                     67,184
               Other assets                                            (62,190)                          -
          Increase (decrease) in operating liabilities:
               Accounts payable                                      1,833,342                    (423,706)
               Accrued expenses                                       (540,625)                    170,367
                                                                     ---------                   ---------
     Net cash provided by (used in) operating
       activities                                                      (27,335)                      5,539
                                                                     ---------                   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of stock of Auro Computer Systems                    (470,000)                          -
     Cash acquired from Auro Computer Systems                           50,359                           -
     Purchase of property and equipment                               (166,371)                   (119,506)
                                                                      --------                   ---------
     Net cash used in investing activities                            (586,012)                   (119,506)
                                                                      --------                   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sales of common stock                                13,681                     308,437
     Net increase in line of credit                                    905,324                    (222,005)
     Minority interest                                                 100,000                           -
     Proceeds from issuance of long-term debt                                -                      29,655
     Principal payments on debt                                       (364,565)                    (74,382)
                                                                      --------                   ---------
     Net cash provided by financing activities                         654,440                      41,705
                                                                      --------                   ---------

          Net decrease in cash                                          41,093                     (72,262)

     Cash - beginning of period                                        204,990                     115,796
                                                                      --------                   ---------

     Cash - end of period                                             $246,083                     $43,534
                                                                      ========                   =========

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
     Cash paid during the period for interest                          $40,721                     $49,747
     Cash paid for income taxes during the period                     $348,183                          $0

     On May 18, 1998, the Company purchased 85.1% of the common stock of PC & Parts, Inc. dba Auro Computer Systems for $370,000 in cash. In conjunction with the acquisition, the assets acquired and liabilities assumed are as follows:

     Total current assets acquired                                  $2,303,481
     Net property and equipment                                        245,102
     Intangibles and other assets                                      115,084
     Total current liabilities assumed                              (1,976,114)
     Total long-term liabilities assumed                            (1,096,461)
     Purchase of goodwill                                              878,908
     Minority interest contribution                                   (100,000)
                                                                    ----------
     Cash paid for common stock                                       $370,000
                                                                    ==========

See accompanying notes to unaudited consolidated financial statements.

                         CABLE LINK, INC. AND SUBSIDIARY
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NATURE AND SCOPE
On May 18, 1998, Cable Link, Inc. (the Company) pursuant to a Stock Purchase and Non-Compete Agreement, acquired all the outstanding equity securities of PC & Parts, Inc. dba Auro Computer Systems (Subsidiary) for $670,000, of which $470,000 was paid in cash and $150,000 will be paid to two former stockholders under non-compete agreements. Simultaneously with the foregoing acquisition, the Company entered into a Stock Agreement with Brian Berger, an employee of the Subsidiary, whereby Mr. Berger contributed $100,000 toward the purchase of the shares of Subsidiary and the Company has transferred to Mr. Berger 14.9% of the shares purchased.

The interim consolidated financial statements have been prepared by the Company without an audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the consolidated financial position of the Company as of September 30, 1998, the consolidated results of operations for the three months and nine months ended September 30, 1998 and 1997 and consolidated cash flows for the nine months ended September 30, 1998 and 1997. Interim results are not necessarily indicative of results for a full year.

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

BASIS OF PRESENTATION
The acquisition has been accounted for under the purchase method of accounting based on the Subsidiary's balance sheet as of May 5, 1998, the agreed upon closing date. The consolidated financial statements are on the accrual basis of accounting and include the financial statements of its majority-owned Subsidiary (85.1%) after the acquisition closing date of May 5, 1998. All significant intercompany balances and transactions have been eliminated in consolidation. The amounts related to minority interest are not reflected in the accompanying statement of income as the Subsidiary reflected a deficit in equity as of acquisition and as of September 30, 1998.

The following unaudited proforma results of operations of the Company for the nine months ended September 30, 1998 assumes that the acquisition of PC & Parts, Inc. occurred on January 1, 1998. These proforma results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations.

         Net revenues                                $12,784,614
         Net Income                                  $   417,385
         Basic net income per share                  $      0.24
         Diluted net income per share                $      0.21

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

AMORTIZATION OF GOODWILL
Purchased goodwill is amortized using the straight-line method over 15 years.

EARNINGS PER SHARE
During 1997, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 128 "Earnings Per Share." The new standard simplifies the standards for computing earnings per share and requires presentation of two new amounts, basic and diluted earnings per share. The Company was required to retroactively adopt this standard for all periods presented.

                                            Three Months Ended                           Nine Months Ended
                                    Sept. 30, 1998        Sept. 30, 1997        Sept. 30, 1998    Sept. 30,1997
Weighted average shares                1,681,516            1,622,438              1,676,478        1,569,469

Diluted effect of options                227,448              669,097                281,987          641,187
                                       ---------            ---------              ---------        ---------

Weighted average common
      shares outstanding and
      potential common shares          1,908,964            2,291,535              1,958,465        2,210,656
                                       =========            =========              =========        =========

NOTES PAYABLE - BANK
As a part of the acquisition, the Company borrowed $500,000 which bears interest at the prime interest rate plus one. This note matures on April 30, 1999.

PURCHASE ADJUSTMENT
During the third quarter of 1998, as provided by Amendment No. 1 to the Stock Purchase and Non-Compete Agreement included as Exhibit 2.3 of the Form 8-K/A filed on November 6, 1998 the Company has received a refund of the overpayment of purchase consideration of $350,000.

INCOME TAXES
For the three and nine months ended September 30, 1998, income tax expense is less than the amounts calculated by applying the statutory federal income tax rate to income before taxes due primarily to the anticipated use of net operating loss carry-forwards of the Subsidiary of approximately $600,000.

ACQUISITION BONUS
In 1998, the Company Board of Directors approved a $180,000 bonus payable to the Chief Executive Officer of Cable Link related to the acquisition of the Subsidiary. The bonus is payable in equal monthly installments of $5,000. The payments which commence in the first twelve months beginning July 6, 1998 are without conditions. The remaining payments in the second and third twelve month periods are subject to the condition that the percentage of earnings of the Subsidiary is equal to or greater than 15% of the capital invested in the Subsidiary by the Company.

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

In June 1998, the Financial Accounting Standards Board Issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2000 to affect its financial statements.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with the condensed financial statements included elsewhere within this quarterly report. Fluctuations in annual and quarterly operating results may occur as a result of certain factors such as the size and timing of customers orders and competition. Due to such fluctuations, historical results and percentage relationships are not necessarily indicative of the results for any future period. Statements which are not historical facts contained in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Factors that could cause actual results to differ materially include, but are not limited to, the following: the ability to obtain new contracts at attractive prices; the size and timing of customer orders; fluctuations in customer demand; competitive factors; the timely completion of contracts; and general economic conditions, both domestically and abroad. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The Company further directs readers to the factors discussed in the Company's Form 10-KSB for the year ended December 31, 1997 and Forms 10-QSB for the quarters ending March 31 and June 30, 1998.

GENERAL

Cable Link, Inc. (Cable Link) sells new, used and refurbished cable TV equipment in addition to repairing equipment for cable companies within the United States and various international markets. The Company operates both its administrative and manufacturing operations from a single, leased facility in Columbus, Ohio.

PC & Parts, Inc. dba Auro Computer Systems, (the Subsidiary), a majority-owned subsidiary recently acquired by Cable Link, (the consolidated company consisting of Cable Link and the Subsidiary is referred to herein as the Company) located in Westerville, Ohio, assembles computer hardware components into personal computers for a number of customers located in Ohio. The Subsidiary also sells its products and provides service support throughout central Ohio and the surrounding area.

RESULTS OF OPERATIONS

Net Sales
Net sales for the Company for the third quarter ending September 30, 1998 were $7,580,466 compared to $2,720,514 for the third quarter ending September 30, 1997, an increase of $4,859,952. This represents an increase of 178.6% over the previous year for the same period. Sales for the nine months ending September 30, 1998 were $14,624,097 as compared to $7,574,049 or 93.1% over the same nine-month period the previous year. The increase in sales is primarily attributable to the inclusion of sales of the Subsidiary. Sales for Cable Link for the three-months and nine-months period ending September 30, 1998 were substantially the same for the corresponding period in 1997.


Cost of Good Sold

The cost of goods sold for the Company for the third quarter ending September 30, 1998 was $6,041,123 and $11,138,868 for the nine months ending September 30, 1998, an increase of $4,422,070 and $6,285,909 respectively. The majority of the increase for the third quarter ending September 30, 1998 is attributable to the inclusion of the Subsidiary's cost of goods sold for the quarter ending. Hardware and software sales for the Subsidiary carry substantially higher cost of goods sold as compared to those products sold by Cable Link. The Subsidiary is focusing efforts on the service revenue side of the business which could contribute a higher gross margin in the future. Cable Link's cost of goods sold increased due to the sale of new products which carry a lower margin than its refurbished equipment sales. In comparison to the third quarter ending September 30, 1997 Cable Link's cost of goods sold was unusually low due to the economies of a large purchase.

Operating Expenses
Operating expenses increased to $1,243,811 for the three-month period ending September 30, 1998 as compared to $664,387 for the same period ending in 1997. The operating expenses for the nine-month period ending September 30, 1998 were $2,704,781 as compared to $1,935,649 for the 1997 comparable period. The increase in the operating expenses is attributable in part to the inclusion of the Subsidiary's operating expenses. The increase is also attributable to an increase in Cable Link's sales and administrative salaries during the period. Operating expenses decreased from 24.4% of sales for the three months ending September 30, 1997, to 16.4% of sales for the comparable period ending, September 30, 1998. The operating expenses for the nine-month period ending September 30, 1998 decreased from 25.6% of sales to 18.5% of sales for the same period ending in 1998. The decrease in operating expenses as a percent of sales is due to the inclusion of sales of the Subsidiary. Cable Link and the Subsidiary continue to implement job procedures in an attempt to increase efficiencies and further reduce costs.


Income from Operations
Income from operations for the three-month period ending September 30, 1998 was $295,532 as compared to $437,074 for the same period ending in 1997. For the nine-month period ending September 30, 1998, income from operations was $780,448 as compared to $785,442 for the same period in 1997. Income from operations decreased $141,542 for the three-month period ending September 30, 1998 and decreased $4,994 for the nine-month period ending September 30, 1998 as compared to the same periods ending in 1997, respectively. The decrease in income from operations is a result of the Company's increase in the cost of goods sold and an increase in operating expenses. The increase in hardware, software, and new product sales resulted in an increase in the cost of goods sold for the Company. These product sales carry a higher product cost than the service, repair and refurbishing sales. Operating expenses increased due to the inclusion of the Subsidiary's expenses.

Income Tax Provision
The Company's income tax provision was $54,251 for the quarter ending September 30, 1998 and $142,753 for the nine-months ending September 30, 1998. A provision of $135,000 was recorded for the third quarter ending September 30, 1997, resulting in a $135,000 tax provision for the nine-month period ending September 30, 1997. No prior tax provision was recorded in 1997 due to net operating loss carryforwards of the Company that were fully utilized in 1997.

The following are management's discussion and analysis of material changes in financial position during the interim period.

Accounts Receivable
Accounts Receivable increased 231.5% from December 31, 1997 as compared to September 30, 1998 Accounts Receivable balance of $3,764,544. This increase in Accounts Receivable is due to the inclusion of the Accounts Receivable of the Subsidiary, and an increase in Cable Link's sales for the third quarter of 1998 versus the fourth quarter of 1997.

Inventories

Inventory increased 101.6% or $1,353,769 from December 31, 1997 as compared to September 30, 1998. Approximately one half of the increase is attributable to the inclusion of the inventory of the Subsidiary and the balance is attributable to an increase of Cable Link's inventory resulting from a major volume purchase.

Property & Equipment
The increase in property and equipment of $624,692 or 42.6% from December 31, 1997 is due primarily to the acquisition of the Subsidiary in 1998. The increase in accumulated depreciation of $375,586 or 48.5% from December 31, 1997 is directly related to the increase in property and equipment.

Covenant not to Compete
Under the terms of Amendment No. 1 of the Stock Purchase and Non-Compete Agreement included as exhibit 2.3 of the Form 8-K/A filed on November 6, 1998, the Company will pay the sellers of the Subsidiary $150,000 in monthly installments over two years. Accordingly, a short-term and long-term liability has been recognized. The Company has allocated $200,000 of the purchase price to the covenant to be amortized using the straight-line method over the same two year period.

Goodwill
Goodwill has been recorded to reflect the amount paid for the Subsidiary less the fair value of the assets acquired. Goodwill is shown net of accumulated amortization of $24,414, which is calculated using the straight-line method over 15 years.

Accounts Payable
Accounts Payable increased 389.4% or $2,979,585 from December 31, 1997 as compared to September 30, 1998. The majority of the increase is attributable to the inclusion of the Subsidiary's accounts payable and the remaining portion of the increase is attributable to Cable Link. Cable Link's Accounts Payable increased as a direct result of the increase in inventory. Approximately $600,000 of the Cable Link's Accounts Payable is with one vendor for a major volume purchase of inventory that has extended payment terms up to December 26, 1998.

Accrued Expenses
Accrued Expenses increased $317,302 or 96.2% from December 31, 1997 as compared to September 30, 1998. The increase is primarily due to acquisition costs and fees related to the acquisition of the Subsidiary.

Accrued Warranty Expense
The Subsidiary provides a three year on-site parts and labor warranty on hardware sold. Replacement hardware components are generally provided by the original equipment manufacturer. The Subsidiary is responsible for installing the replacement parts. The Subsidiary has estimated the future labor costs to install replacement parts for the system that remain under warranty as of September 30, 1998 to be $280,413. Based on past experience the majority of warranty calls are made during the first few months of ownership, therefore the entire liability is classified as short term. The Company's management is currently reviewing its warranty policy and comparing it to policies within the industry to determine if policy revisions are necessary.


Long-term Debt
The increase in long-term debt is attributable to the debt assumed by acquiring the Subsidiary. The debt assumed was paid off with proceeds from a newly established term loan.

Liquidity and Capital Resources
On May 18, 1998, the Company purchased 85.1% of the common stock of the Subsidiary. Based on the unadjusted purchase price, the Company used net cash of approximately $700,000 to purchase this common stock. The cash came from an issuance of long-term debt of $500,000, a contribution from minority interest of $100,000 and operating cash. In September, 1998 the Company signed Amendment No. 1 to the Stock Purchase and Non-Compete Agreement to resolve differences in the original purchase price. The Amendment provided for a $350,000 reduction in the original purchase price of $820,000. The $350,000 overpayment was refunded as follows: 1) a cash refund of $80,000, 2) cancellation of the notes payable to former stockholders of $120,000 3) repayment to the Company of $100,000 previously held in escrow and 4) a pro rata reduction of $50,000 in non-compete payments.


The Company finances its operations primarily through internally generated funds and bank lines of credit totaling $2,500,000. Bank borrowings increased in the third quarter of 1998 compared to December 31, 1997 as a result of the acquisition of the Subsidiary. As a result of the increase in sales and the acquisition, accounts receivable increased $2,628,937 the third quarter in 1998 over the December 31, 1997 balance. Inventory increased $1,353,769 in the first nine months over the December 31, 1997 balance. Accounts payable increased $2,979,585 and accrued expenses increased $202,302 due to the acquisition related liabilities and the liabilities assumed by the Company. Capital expenditures in 1998 of $166,371 consist of ordinary expenditures for equipment replacement and upgrades. The capital expenditures were financed by bank lines of credit.

On October 26th, 1998, the Company signed a line of credit facility increasing the credit line to $2,500,000. The external sources of cash include the bank line of credit increase and the $500,000 term note. The increase in the line of credit facility was prompted by the increase in inventory and operations as a result of the acquisition of the Subsidiary. As of October 30, 1998 the Company had approximately $1,300,000 available on the line of credit. The Company anticipates no material capital expenditures at this time. The Company believes that its available financial resources including the line of credit facility and operating cash flow will be adequate to meet its foreseeable working capital, debt service and capital expenditure requirements.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None.

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

                  See Exhibit 8.2.   Stock Agreement among Cable Link, Inc., PC
& Parts, Inc. and Brian Berger dated May 18, 1998.

                  See Exhibit 8.3.   Amendment No. 1 to Stock Purchase and Non-
Compete Agreement Among PC & Parts, Inc., its Shareholders, Brian Berger and Cable Link, Inc. dated September _____, 1998.

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

                                           CABLE LINK, INC.

Dated    November 12, 1998                 By       s/ Bob Binsky
      -----------------------------           ---------------------------------
                                               Bob Binsky, Chairman of the Board
                                              (duly authorized officer)


                                           By       s/ Zaida Wahlberg
                                              ---------------------------------
                                              Zaida Wahlberg, Treasurer
                                              (chief accounting officer)

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


8.3        Amendment No. 1 to Stock Purchase & Non-Compete Agreement among PC &
           Parts, Inc., its Shareholders, Brian Berger and Cable Link, Inc. dated
           September ______, 1998 (incorporated by reference to Exhibit 2.3 to the
           form 8-K/A of Registrant filed November 6, 1998, Registration No. 0-23111)               *

27.        Financial Data Schedule (submitted electronically for SEC purposes only)

           *Incorporated by reference