Form 10KSB40/A
period 1997-12-31
CABLE LINK INC
filed 1998-12-10
CIK 893139

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------


                                 FORM 10-KSB/A
                                Amendment No. 1


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


This Amendment is being filed to amend Part I, Item 6, Part F/S Financial Statements, and Part II, Items 1 and 3.

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


         As of December 31, 1997, no customer accounted for more than 10% of the Company's accounts receivable balance. The Company is not dependent on one or a few customers to support its business. There are approximately 6,000 cable television systems within the United States, each of which is a potential customer. The international market continues to expand which creates additional potential customers for the Company. The Company is also not dependent on any one supplier.


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

COMPETITION


         There are a number of businesses similar to the Company throughout the United States engaged in buying and selling used CATV equipment. The two major competitors of the Company are Contec Limited Partnership in the repair area and VueScan, Inc. in the sales area.



         The CATV industry is highly competitive and is characterized by numerous companies competing in various segments of the market. Many of the Company's competitors have greater name recognition, more extensive engineering, production and marketing capabilities and greater financial, technological and personnel resources than the Company. In addition, certain companies in the CATV industry have expanded their product lines in recent years as a result of acquisitions. New and used inventory items are separately identified as items of inventory. The weighted average cost is calculated per item of inventory. Impairment and changes in market value are evaluated on a per item basis. There can be no assurance that the Company will be able to compete successfully in the future with existing or new competitors.


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

                                     PART II

ITEM 1. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

         The principal market where the Registrant's equity is traded is the Nasdaq Bulletin Board. The range of high and low bids for the Registrant's equity for each quarter during its past two fiscal years is as follows:


         Year                       Quarter                   High                      Low
         ----                       -------                   ----                      ---
         1997                       4th                       4.13                      2.88
                                    3rd                       3.29                      2.44
                                    2nd                       3.16                      1.74
                                    1st                       4.63                      1.37
         1996                       4th                       1.15                       .33
                                    3rd                       2.13                       .63
                                    2nd                       2.88                      1.32
                                    1st                       2.29                       .33


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




ITEM 3.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS


     On September 23, 1996, the Registrant's former principal accountants resigned. No reports or financial statements issued by the former accountants contained an adverse opinion or disclaimer of opinion or was modified as to uncertainty, audit scope or accounting principles. There were no disagreements with the former accountants. Groner, Boyle & Quillin LLP was engaged as the Registrant's principal accountants on October 23, 1996.

                                    PART F/S


                              FINANCIAL STATEMENTS


                                   * * * * * *


                           DECEMBER 31, 1997 AND 1996

                                 C O N T E N T S




                                                                   Page


INDEPENDENT AUDITORS' REPORT                                        10

BALANCE SHEETS                                                      11

STATEMENTS OF INCOME                                                13

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY                       14

STATEMENTS OF CASH FLOWS                                            15

NOTES TO FINANCIAL STATEMENTS                                       17

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

                                CABLE LINK, INC.

                              STATEMENTS OF INCOME

                     Years Ended December 31, 1997 and 1996

--------------------------------------------------------------------------------





                                                                 1997                 1996
                                                             ------------         -----------

Revenues                                                     $ 10,094,178         $ 8,248,814

Cost of revenues                                                6,277,709           5,612,731
                                                             ------------         -----------

           Gross profit                                         3,816,469           2,636,083

Selling, general and administrative expenses                    2,746,073           2,649,568
                                                             ------------         -----------

Income (loss) from operations                                   1,070,396             (13,485)
                                                             ------------         -----------

Other income (expense)
      Interest expense                                            (60,541)            (84,112)
      Gain on sale of assets                                          --                3,007
      Reconciliation with vendors                                 112,197              93,518
      Other                                                         2,824               1,658
                                                             ------------         -----------
           Total other income (expense)                            54,480              14,071
                                                             ------------         -----------

Income before income taxes                                      1,124,876                 586

Provision (benefit) for income taxes
      Current                                                     246,049             (17,628)
      Deferred                                                     11,500                 -
                                                             ------------         -----------
           Total provision (benefit) for income taxes             257,549             (17,628)
                                                             ------------         -----------

Net income                                                   $    867,327         $    18,214
                                                             ============         ===========


Basic earnings per share                                     $       0.54                0.01
                                                             ============         ===========

Weighted average shares outstanding used
  to compute basic earnings per share                           1,591,976           1,370,860
                                                             ============         ===========


Diluted earnings per share                                   $       0.45         $      0.01
                                                             ============         ===========

Weighted average shares outstanding used
  to compute diluted earnings per share                         1,913,958           1,411,748
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

   INVENTORIES


   Inventories consist of new and used cable TV equipment and parts used to refurbish and repair cable TV equipment. Inventory is valued at the lower of cost or market, using the average-cost method. New and used inventory items are separately identified as items of inventory. The weighted average cost is calculated per item of inventory. Impairment and changes in market value are evaluated on a per item basis.


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

   REVENUES


   Revenues are recognized when the related products are completed and shipped. Warranties are extended on new and repaired and refurbished products for periods up to one year. The Company's expense for such warranties is not significant. Warranties are not extended for used equipment.


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

CASH

    As of December 31, 1997, the Company had deposits in a bank which exceeded the federally insured limits.

INVENTORIES

     Inventories at December 31, 1997 and 1996 were as follows:


                                1997            1996
          PARTS:
                   USED              0               0
                   NEW         242,956         359,234
          CONVERTERS:
                   USED        449,550         218,800
                   NEW          21,350         164,900
          LINEGEAR:
                   USED        313,702         327,980
                   NEW         317,030          46,640

          HEAD-END:
                   USED         55,931         106,121
                   NEW           2,400           2,930
          TOTAL:
                   USED        819,183         652,901
                   NEW         583,736         573,704
          RESERVES             (70,300)        (50,296)
          NET INVENTORY      1,332,619       1,176,309


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


    The Company adopted the 1995 Stock Option Plan ("1995 Plan") effective October 17, 1995. The 1995 Plan authorizes the Company to grant options ("Options") to purchase shares of the Company's common stock to directors, employees and consultants of the Company. The 1995 Plan also authorizes the Company to grant stock appreciation rights ("SARs") to employees of the Company. The maximum number of common shares that may be issued under the 1995 Plan is 395,010. An SAR may be issued, at the discretion of the Board of Directors, either in tandem or not in tandem with an Option. The holder of an SAR tandem to an Option is entitled to receive, upon exercise of the SAR, payment of an amount determined by multiplying the excess of fair market value of a common share on the date the SAR is exercised over the exercise price of the related Option by the number of shares as to which the SAR has been exercised. The Board of Directors shall determine the exercise price of each SAR that is not in tandem with an Option at the time of granting the SAR, but in no event shall the exercise price be less than the fair market value of a common share on the date such SAR is granted. The exercise of an SAR tandem to an Option shall cancel the related Option with respect to the number of shares as to which such SAR is exercised. The exercise of an Option granted in tandem with an SAR shall cancel the related SAR with respect to the number of shares as to which such Option is exercised. At the discretion of the Board of Directors, payment upon the exercise of an SAR may be made in cash, shares of the Company's common stock or any combination thereof. All options granted during 1996 and 1995 were granted in tandem with SARS for an identical number of common shares.

    The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plan. The vesting period of the options granted range from immediately exercisable to four years. Accordingly, no compensation cost has been recognized in the accompanying financial statements for options or SARs issued under the plan since the exercise price of the options and SARs was equal to the market value of the shares at the date of grant. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the methodology of Financial Accounting Standards Board Statement No. 123 "Accounting for Stock- Based Compensation," the Company's net income (loss) and net income (loss) per share would change as indicated below:



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

                           December 31, 1997 and 1996

--------------------------------------------------------------------------------



STOCKHOLDERS' EQUITY (continued)

    A summary of the status of the Company's employee stock option plan as of December 31, 1997 and 1996 and changes for the years then ended is presented below:



                                               1997                                      1996
                                   ----------------------------          -------------------------------------

                                                     Weighted-                                    Weighted-
                                                      Average                                      Average
                                    Shares        Exercise Price            Shares             Exercise Price
                                    ------        --------------            ------             --------------
January 1                           210,342           $1.53                 217,998                 $1.37
Granted                              53,350            2.53                 138,270                  1.40
Exercised                                -               -                  (17,028)                 1.77
Canceled                            (27,390)           1.66                (126,918)                 1.05
                                   --------                                --------
December 31                         236,302            1.82                 212,322                  1.53
                                   ========                                ========

Options exercisable
  at year-end                       130,276                                  94,644

Weighted-average
  fair value of options
  granted during the
  year                              $  1.93                                 $  1.33



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



    Prior to 1997, the Company had agreements to issue warrants to purchase common stock and stock options to a director of the Company in exchange for consulting services. In connection with these agreements, the Company paid consulting fees of $100,000 in 1996, and issued options to purchase 33,000 shares at $0.72 per share in 1996. The warrants and options include provisions allowing the director to require the Company to repurchase the warrants and options for the difference between the exercise price and the fair market value at the date the director notifies the Company. No compensation expense was recorded since the exercise price of the warrants was equal to the market price of the shares at the date of grant. On December 13, 1995, the Board amended the consulting agreement to extend the expiration date until May 31, 2004. No compensation expense was recorded since the exercise price of the warrant and options was in excess of the market price of the shares at the date of the extension. In 1997, the director became an employee of the Company.



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
                                 ========


    The stock options and SARs expire at various dates through 2006. No new options were granted under these agreements in 1997.


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


RECONCILIATION WITH VENDORS

    During 1997 and 1996, the Company reconciled amounts owed to various vendors. These reconciliations resulted in a reduction of expenses of $112,197 and $93,518 in 1997 and 1996, respectively.




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

General and Administration expenses


The general and administration expenses decreased to 27.2% of sales in 1997 from 32.1% for 1996. The decrease was due to a reduction in administrative personnel. Job procedures were implemented which increased the efficiencies and reduced costs.


Income from operations


Income from operations increased to $1,070,396 or 10.6% of sales in 1997 compared to $(13,485) or (0.1%) of sales for 1996. The Company's increased profitability in 1997 has exhausted all net operating loss carryforward that was generated from prior years. For 1997 the Company has expensed $246,049 for federal, state and local taxes. As a result of a 22% increase in sales and improved gross profit margin, as well as reduced costs, the Company has generated net income of $867,327 or 8.6% of sales in 1997 as compared to $18,214 or 0.2% of sales for 1996. The basic earnings per share in 1997 was $0.54 compared to $0.01 for 1996.

Other income and expense increased by .5% of sales in 1997 from .2% of sales in 1996 due to an increase in other income as a result of reconciliation with vendors. This reflects adjustments for inventory items that were later found to be defective, undelivered or otherwise unacceptable and the related interest on over-due accounts. This adjustment is non-recurring and no such adjustment is anticipated in 1998.

Liquidity and Capital Resources


The Company finances its operations primarily through internally generated funds and the bank line of credit. Bank borrowings decreased which resulted in lower interest expense of $23,571 between 1997 and 1996. As a result of strong fourth quarter sales, accounts receivable increased $399,044 (54%) over the December 31, 1996 balance. As a result of improved cash flow, accounts payable decreased $548,075. Accrued expenses increased $150,797 due to income taxes and bonuses. Property and equipment purchases decreased in 1997 compared to 1996. The increase in accounts receivable and decrease in accounts payable caused net cash from operating activities to decrease by $64,777.


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

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 9, 1998


                          CABLELINK, INC.
                          (the "Registrant")



                          By: /s/ Bob Binsky
                              ---------------------------------
                              Bob Binsky, Chairman of the Board



        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the 9th day of December, 1998.



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