Form 10KSB40
period 1998-12-31
CABLE LINK INC
filed 1999-04-01
CIK 893139

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______ to ______

                         Commission file number 0-23111
                                CABLE LINK, INC.
                 (Name of Small Business Issuer in Its Charter)

             Ohio                                                 31-1239657
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

          280 Cozzins Street, Columbus, Ohio                         43215
       (Address of Principal Executive Offices)                    (Zip Code)

                                 (614) 221-3131
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                                               Name of Each Exchange
              Title of Each Class               on Which Registered
                     None

         Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
                                (Title of Class)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes  X     No
    ---       ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenue for its most recent fiscal year was $20,567,249.

         The aggregate market value of shares of Common Stock held by non-affiliates of the Registrant on March 12, 1999 was $2,418,857.

         The number of shares of Common Stock outstanding on March 12, 1999 was 1,695,076.

         Transitional Small Business Disclosure Format (check one)
         Yes  X     No
             ---       ---

         The following documents have been incorporated by reference into this Form 10-KSB:

Document                                                 Part of Form 10-KSB

Registrant's Proxy Statement for its                     Part I
1999 Annual Meeting of Shareholders

                                     PART I
                                  ALTERNATIVE 2
                        ITEMS 6-11 OF MODEL B OF FORM 1-A

ITEM 6.  DESCRIPTION OF BUSINESS

         In 1998, Cable Link, Inc. purchased 100% of the stock of PC & Parts, Inc., dba Auro Computer Systems.

         Cable Link, Inc. is referred to herein as the "Parent". PC & Parts, Inc. dba Auro Computer Systems is referred to herein as the "Subsidiary". The consolidated Company is referred to herein as the "Registrant" or the "Company".

         The core business of the Parent is the refurbishment, repair and sale of previously owned cable television ("CATV") equipment. The Parent purchases the equipment from cable operators who have surplus due to either an upgrade in their system or an overstock in their warehouse. This equipment is sold both "as is" and refurbished to CATV operators throughout North America, South America, Mexico and the Pacific Rim. The Parent supplies virtually any type of electronic equipment a cable operator would use, from the headend (receiving and transmitting site) to the converter box at the customer's home. The Parent distributes new equipment and acts as a consignment agent for new equipment, on behalf of equipment manufacturers. The Parent has been recognized by Scientific-Atlanta, Inc. ("SA") as an Authorized Part Distributor and a New Products Distributor. The Parent entered into a Distribution Agreement with Scientific-Atlanta, Inc. ("SA") effective as of March 1, 1997, whereby the Company was appointed as a non-exclusive distributor to purchase products of SA for its own account and resell to customers within the United States. Unless terminated earlier as provided in the Agreement, the term will expire on December 31, 1999. This Agreement is designed to enhance the Parent's agreement with SA for the sale and distribution of refurbished equipment only. SA is the second largest manufacturer of cable television equipment in the world.

         The Parent has historically received a portion of its revenue from sales in the international market. Because CATV penetration is low in many foreign countries, management of the Parent believes that the international market presents an additional opportunity for the sale of the Parent's products and equipment. The Parent currently conducts foreign business in South America, Mexico, and the Pacific Rim. The Parent's foreign operations are subject to the usual risk inherent in situating operations abroad, including the risks with respect to economic and political destabilization, currency fluctuations, restrictive actions by foreign governments, nationalization, the law and policies of the United States affecting trade, foreign investments and loans and foreign tax laws.

         The Parent has a small business credit insurance policy from the United States Export Import Bank ("EX-IM Bank"). The EX-IM Bank is a United States government agency established to promote export growth. This policy will allow the Parent to extend credit terms to qualified international customers and have guaranteed payment. The EX-IM Bank will insure the receivable against 100% political risk and 95% commercial risk for terms up to one year. EX-IM Bank also provides special capital goods project financing for terms of one to ten years which will allow the Parent to provide long term financing for CATV capital equipment and participation in large projects.

         The Parent believes that there are significant opportunities for CATV equipment sales both domestically and internationally. CATV operators are offering an expanded menu of services to their subscribers and can increase rates along with the service enhancements. The ability to increase rates to subscribers provides the necessary incentive to CATV operators to upgrade channel capacity and create additional tiers of programming. The Parent sells equipment to allow CATV operators to increase channel capacity and better manage subscriber services and rates. Further, CATV operators and suppliers, including the Parent, are demonstrating that system upgrades with currently available equipment and system architectures can be used as a basis to provide advanced subscriber services. Management of the Parent believes that, for the most part, the international CATV industry and markets are technologically behind the United States market and that there will continue to be an increase of system upgrades and capital spending to develop more advanced CATV systems abroad. The Management also believes the Parent is well positioned to participate in the development of the CATV industry abroad.

         The Parent was incorporated under the laws of the State of Ohio on December 28, 1987. The Parent operates both its administrative and manufacturing operations from a single, leased facility at 280 Cozzins Street, Columbus, Ohio 43215. Its telephone number is (614) 221-3131.

         The core business of the Subsidiary is a computer solutions provider. The Subsidiary assembles high quality / high performance personal computers. In addition, the Subsidiary provides system consulting and a full range of Novell and Windows NT network services including design, installation, and support. The design, installation, and support of both Novell and Windows NT networks are a large part of the Subsidiary's business. The network department consists of seven network engineers. The Subsidiary is capable of implementing small business or departmental local area networks up to large multi-locations wide area networks. As with personal computers, the Subsidiary will only specify quality components is part of a total network solution. Novell and Microsoft network operating systems, Cicso, Bay Networks, 3Com, and Adaptec/Cogent are a few of the software and hardware manufacturers included. The Subsidiary's services also include consultation services, project management, design and installation of network systems, training and support, break/fix, staff augmentation, procurement services, IMAC and asset management. The Subsidiary is known as a Value Added Reseller (VAR). The Subsidiary continually offers a wide variety of hardware and services to its customers. These services include repairs of personal computers, network engineering, monitor repair, printer repair, consultation services, and project management.

         The Subsidiary was incorporated under the laws of the State of Ohio on October 1, 1989. The Subsidiary operates its business from a single, leased facility at 469 Westdale Avenue, Westerville, Ohio 43082. Its telephone number is (614) 523-1733.

         The Company has a revolving credit line with a bank for $2,500,000. The credit line is secured by substantially all assets of the Company and is payable on demand. The line matures on April 30, 1999, and interest is charged at prime plus 1% (8.75% and 9.5% at December 31, 1998 and 1997, respectively). Outstanding borrowings at December 31, 1998 and 1997 were $2,276,607 and $290,957, respectively. Subsequent to year-end, the credit line was increased by $800,000 to $3,300,000.

         The Company has a note payable to a bank relating to the acquisition of the Subsidiary. The face amount of the note is $500,000 and interest is due monthly at prime plus 1%(8.75% at December 31, 1998). The principal is due at maturity on April 30, 1999. The note is secured by substantially all of the assets of the Company.

         For segment information, refer to the Notes to Consolidated Financial Statements for Reportable Segments of Cable Link, Inc. "Parent" and PC & Parts, Inc. dba Auro Computer Systems "Subsidiary" included in this Annual Report.

STRATEGY

         The basic strategy of the Parent is to: (a) maintain and expand its current customer base in the United States for the sale of refurbished CATV equipment while focusing on expanding the repair side of the United States market, (b) continue to develop new markets in South America, Mexico, China, and the Pacific Rim, and (c) increase the Parent's new product distribution.

         The Parent believes that the CATV industry is expanding from a home entertainment service to providing telecommunications services to both homes and businesses. Management believes that they are well positioned to thrive and prosper in the industry.

         The basic strategy of the Subsidiary is to transform from a typical hardware sales organization to an information technology solutions provider. The Subsidiary will continue to provide superior services, products and customer satisfaction, with a continued emphasis on service, support, and staff supplementation by developing PC support offerings and service contracts for its customers. The Subsidiary will continue to maintain and expand its current customer base and continue to develop additional relationships and strategic alliances with major manufacturers of computer hardware.

         The acquisition of the Subsidiary by the Company continues the strategy to be involved in all facets of the telecommunications environment which it sees integrating with telephony to change the composition of the residential and business communication industry.

INDUSTRY AND MARKET BACKGROUND

         The Parent services the CATV industry. CATV is a service that delivers multiple channels of television to subscribers who pay a monthly fee for the services they receive. A CATV system consists of four principal components. The first is the "up-link" where the programmer's signal is first scrambled and addressed, and is then transmitted to a C-band satellite. The second, known as a cable system "headend" facility, receives television signals from satellites and other sources. The headend facility organizes and retransmits those signals through the third component, the distribution network, to the subscriber. The third principal component is the distribution network, which consists of fiber optic and coaxial cables and associated electronic equipment, which originate at the headend and extend throughout the CATV system. The fourth component of the CATV system, the subscriber equipment, is comprised of a "dropwire" which extends from the distribution network to the subscriber's home and connects either directly to the subscriber's television set or to a converter box. An addressable converter box is a home terminal device, which permits the efficient delivery of premium CATV services, including pay-per-view programming, by enabling the CATV operator to control CATV subscriber services from a central headend computer.

         CATV operators generally offer to subscribers a basic service package and, for additional charges, additional tiers of services, including premium services. Basic service programming typically includes broadcast network local affiliates, independent television stations and other locally originated programs. Additional tiers of service may consist of different satellite-delivered services and premium services, such as HBO and ShowTime that typically are offered to subscribers as a package for a separate monthly fee. Successive tiers of programming include additional services for additional monthly fees. In addition, movies and special entertainment events, such as boxing matches and Olympic Games can be offered to subscribers with addressable converters on a selective, pay-per-view basis. CATV operators are also introducing digital cable audio services, which consist of multiple channels of commercial-free, compact disc quality music and programming.

        The Subsidiary is part of the computer reselling and services business, which includes competitors such as computer dealers, chain stores, computer super stores, and direct order. The Subsidiary will continue to attempt to develop it's products and services to compete.

CAPITAL EXPENDITURES

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

         The Parent expects that CATV operators will continue to spend to upgrade the technological capabilities of their systems and increase channel capacity in order to meet subscriber demand for more programming services, such as expanded pay-per-view, premium services and digital cable audio, which, in turn, provides opportunities for increased revenues for the CATV operators. In addition, new technologies can improve a CATV operator's margins and customer services by increasing the CATV system's reliability, picture quality and the "user friendliness" of the converter. The Parent also expects CATV operators to increase spending to meet governmental requirements for renewing franchises and to position themselves to enter new and potential markets such as telephone and personal communications networks.

         With respect to technology, CATV operators and suppliers, including the Parent, are demonstrating that system upgrades with currently available equipment and system architectures can be used as a basis to provide advanced subscriber services.

         Moreover, the growing use of United States broadband system designs and equipment in international markets, where CATV penetration is low, presents another opportunity for sales of the Parent's systems and equipment.

         The construction, maintenance and expansion of technological systems will require substantial upgrades of existing networks of customers and potential customers of the Subsidiary. Newer software programs are continually being developed. These programs require larger more powerful computers and servers to run at peak performance. The constant changes will lead to businesses investing more capital in their information technology systems.

SALES AND MARKETING

         The majority of the Parent's sales activity is generated through personal relationships developed by its sales personnel and executives, telemarketing and direct mail to cable operators both in the United States and abroad. The Parent has developed contacts with the major CATV operators in the United States and is constantly in touch with these operators regarding plans for upgrading or expansion and their needs to either purchase or sell equipment. The Parent employs two bilingual individuals in the sales department for the international market and eight other sales persons to service the United States. The Parent purchases a large amount of its inventory from cable operators who have upgraded, or are in the process of upgrading their system. The sales and purchasing functions operate under the same umbrella using a computerized buy/sell board to coordinate the activity between the two. In addition, the Parent has very close relationships with major manufacturers of CATV equipment and purchases a large amount of such equipment from these original equipment manufacturers.

         The Purchasing Department buys previously used CATV equipment throughout North America. As a result of competition in the communications industry, cable operators are aggressively upgrading their system with newer, technologically advanced equipment. This provides the Parent's purchasing department opportunities to buy equipment, which were not normally available in the past. This competitive CATV market enables the Parent to acquire additional inventory for sale to cable operators who are expanding with new subscribers or who are upgrading their system with the newer, more expensive technology. The Parent employs three purchasing agents.

         The Parent is not dependent on one or a few customers to support its business. There are approximately 6,000 cable television systems within the United States, each of which is a potential customer. The international market continues to expand which creates additional potential customers.
The Parent is also not dependent on any one supplier.

         The Parent entered into a two-year agreement with Fanch Communications Inc. on September 15, 1997 whereby the Company agreed to assist Fanch Communications in the transfer and repair of Fanch's converters, headend, test equipment and amplification equipment. Fanch communications is the 18th largest multi-system operator in the country with 508,000 customers in its cable systems.

         The majority of the Subsidiary's sales activity is generated through personal relationships developed by its sales personnel and executives. The Subsidiary employs a staff of ten sales people. The sales staff is trained on technical solutions to support the customers need. The focus is on small to medium size businesses as potential customers.

         The Company will provide an Internet website for the wholesale and retail purchase of CATV equipment, both new and used, as well as consumer electronics for television applications. The product line will include a large number of consumable products readily available from its web site. The Subsidiary will commence selling computers, computer upgrade, servers, and service tier one brands such as Compaq, IBM, Toshiba, and Hewlett Packard as well as its own "Auro" brand to businesses and consumers. The new Internet commerce will streamline the purchasing function of customers and ensure the most current price available.

ENGINEERING

         The Parent's engineers aggressively seek to implement existing technological developments as they strive to meet the needs of the CATV customers.

         Recent advances in technology and new federal regulations have prompted competitive upgrade activity among cable systems operators. The Parent's engineering department is well equipped to handle the needs of systems operators.

         The engineering department strives to ensure the on-going commitment to quality and service is upheld by continually upgrading linegear and converters to higher channel capabilities for United States markets and to formats necessary for international markets. The department has the ability to perform required FCC systems tests, both in-house and on-site, and maintains a staff that is experienced in analog video, digital, and radio frequency (RF).

         The Subsidiary's network engineers continue to be trained and certified in the latest technology available in the market. This will ensure the Subsidiary's on-going commitment to quality and service and to support our customers needs. The Subsidiary employs seven certified network engineers to support the business and changing needs of the technology.

COMPETITION

         There are a number of businesses similar to the Parent throughout the United States engaged in buying and selling used CATV equipment. The two major competitors of the Parent are Contec Limited Partnership in the repair area and VueScan, Inc. in the sales area.

         The CATV industry is highly competitive and is characterized by numerous companies competing in various segments of the market. Many of the Parent's competitors have greater name recognition, more extensive engineering, production and marketing capabilities and greater financial, technological and personnel resources. In addition, certain companies in the CATV industry have expanded their product lines in recent years as a result of acquisitions. New and used inventory items are separately identified as items of inventory. The weighted average cost is calculated per item of inventory. Impairment and changes in market value are evaluated on a per item basis. There can be no assurance that the Parent will be able to compete successfully in the future with existing or new competitors.

         The most significant competitor for the Subsidiary is the company that chooses to do service and maintenance in-house. The Subsidiary's key advantage to in-house service is that the Subsidiary professionals are knowledgeable in new developments and applications. The Subsidiary can also provide additional hardware resources to the customer. Another competitor is the company specializing in network services only. The Subsidiary can provide a higher-level of consulting services combined with the repair ability and hardware sales to enhance the customer's complete package.

EMPLOYEES AND TRAINING

         As of December 31, 1998, the Parent had 82 full time employees, 52 of who work on the repair and refurbishment of converters and other cable TV equipment. There are 10 employees in shipping and receiving, 12 employees in the sales and purchasing department, and the remaining eight are in finance and general administration. New production employees are placed on a six-week training program during which they are paired with an experienced technician. None of the Parent's employees is covered by a collective bargaining agreement and management believes that the relationship with its employees is good. Key employees may be eligible to participate in the Company's stock option plan.

         As of December 31, 1998, the Subsidiary had 55 full time employees, 33 of who work in the networking, service, and production area. There are 13 employees in the sales and purchasing department, and the remaining nine employees are in finance and general administration.

CONTROL AND INFORMATION SYSTEMS

         The Company uses a personal computer based network system to control customer orders, sales orders, shipments, accounts receivable, inventory, general ledger and accounts payable. All payrolls are prepared by an outside service. The current configuration of hardware and software meets the present needs of the Company, and is flexible enough to allow for expansion in the future. The Parent upgraded its version of the Macola software system in 1998 and the Subsidiary installed the same version of Macola also in 1998.

PRODUCTS

         The majority of the Parent's business is the sale of used CATV equipment. The Parent purchases the equipment from cable operators and equipment manufacturers who have surplus inventory due to either an upgrade in their system, an overstock in their warehouse, or due to overruns or cancellations of orders or trade-ins or upgrades. This equipment is sold both "as is" and refurbished to CATV operators throughout North America, South America, Mexico and the Pacific Rim. The Parent supplies virtually any type of electronic equipment a cable operator would use, from the headend (receiving and transmitting site) to the converter box in the customer's home. In addition to the refurbished products, the Parent also distributes some new products and repairs converters, linegear and headend equipment.

         The following is a list of the products sold by the Parent with a brief description of the application of each product line:

         Converters. Converters come in many different forms (addressable, descrambling and non-descrambling or "plain-Jane") and bandwidths from 300 MHz (36 channels) to 750 MHz (115 channels). The majority of cable operators in the world use some type of converter in their system. The Parent specializes in sales and repair of the Jerrold, Scientific Atlanta, Zenith, Hamlin, Pioneer and Oak lines of converters and also sells and repairs most other manufacturers' products.

         Linegear. Linegear encompasses all products, which are actually placed on the cable line. This includes active electronics, trunk stations and line extenders, which amplify and distribute the cable signal, and passive equipment such as taps, splitters and directional couplers, which simply pass the signal through for delivery to additional lines and the customer's home. The Parent sells and repairs all manufacturers' linegear products.

         Headend. The headend is perhaps the most important part of the cable system since this is where the signal is received, processed and transmitted to the customer's home. For that reason, this particular product requires the most technical expertise. This product line includes satellite receivers, modulators, processors, encoders and videociphers, all of which are used to provide cable delivered signal. If the cable operator's headend equipment is not calibrated and maintained properly, the customer will receive poor picture quality. The Parent specializes in refurbishing and repairing various manufacturers' lines of headend products as well as modifying these for use in different video formats.

         The Subsidiary provides both computer products and services to accommodate the needs of small and medium sized businesses. The Subsidiary focuses on providing network systems and services to include both personal computer based local area networks and microcomputer server-based systems. These services include consultation services, project management, design and installation of network systems, training and support, staff augmentation, procurement services, IMAC, and asset management.

         The Subsidiary provides most brands of tier one computers including Compaq, IBM, Toshiba, and Hewlett Packard along with network equipment and servers.

CONSIGNMENT INVENTORY PROGRAM

         In addition to the Parent's own inventory assets, it also has recently achieved access to CATV equipment through a consignment program which does not require payment for the equipment until 30 days after the sale. This is done through both stocking of consignment inventory as well as having access to excess inventory at a vendor's location. Consignment programs have been established with Tele Communications, Inc., Scientific Atlanta, Inc., MediaOne, and Time-Warner, Inc.

ITEM 7.  DESCRIPTION OF PROPERTY

Plant and Facility

         The Company leases production and office space from a former director of the Company under an operating lease expiring in October 1999 with a two-year renewal option. During 1998 and 1997, modifications were made to the lease which increased the Company's occupancy area and monthly rent. At December 31, 1998, monthly payments of $12,619 were required, subject to increase in real estate taxes and rent increases each November. The Subsidiary leases office space from its former owners under a non-cancelable lease agreement. The lease for the building is $11,573 per month and expires in May 2001.

         Rent expense for the Company was $287,090 and $165,888 for the years ended December 31, 1998 and 1997, respectively.

         The Company believes that its current facilities are adequate to meet its needs.

ITEM 8.  DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

         Information regarding the Registrant's directors, officers and significant employees is set forth at "ELECTION OF DIRECTORS; Nominees for Election as Directors" and "Executive Officers" in the Registrant's Proxy Statement for its 1999 Annual Meeting of Shareholders (the "1999 Proxy Statement") which information is incorporated herein by reference.

ITEM 9.  REMUNERATION OF DIRECTORS AND OFFICERS.

         The information required by this item is set forth at "COMPENSATION OF MANAGEMENT" in the 1999 Proxy Statement which information is incorporated herein by reference.

ITEM 10.  SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS.

         The information required by this item is set forth at "SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS, DIRECTORS, NOMINEES AND EXECUTIVE OFFICERS" in the 1999 Proxy Statement which information is incorporated herein by reference.

ITEM 11.  INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS.

         The information required by this item is set forth at "CERTAIN TRANSACTIONS" in the 1999 Proxy Statement which information is incorporated herein by reference.

                                     PART II

ITEM 1. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

         The principal market where the Registrant's equity is traded is the NASDAQ Bulletin Board. The range of high and low bids for the Registrant's equity for each quarter during its past two fiscal years is as follows:

         Year       Quarter         High          Low
         ----       -------         ----          ----
         1998       4th             2.56          1.25
                    3rd             3.50          1.50
                    2nd             4.00          2.25
                    1st             4.13          3.25

         1997       4th             4.13          2.88
                    3rd             3.29          2.44
                    2nd             3.16          1.74
                    1st             4.63          1.37

         The above quotations reflect inter-dealer prices, without retail mark-up, mark down or commission and may not represent actual transactions. Cable Link, Inc. had approximately 850 beneficial holders of common stock of record on March 12, 1999. All amounts shown herein have been adjusted for prior stock splits and stock dividends.

Dividend Policy

         The Registrant has not declared or paid any cash dividends on its common shares since its inception, and the Board of Directors presently intends to retain all earnings for use in the business for the foreseeable future.

ITEM 2.  LEGAL PROCEEDINGS

         None.

ITEM 3.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         Section 16(a) of the Securities and Exchange Act of 1934 requires the company's officers and directors, and persons who own more than 10% of the company's common stock to file reports of ownership and changes of ownership with the SEC.

         Richard Rozic, a former officer and director of the company, filed a late report for his exercise of an option in September 1998 to purchase 13,750 shares of common stock.

ITEM 6.  REPORTS ON FORM 8-K.

         The Company filed a Form 8-K and a Form 8-K/A on May 29, 1998 and November 6, 1998 respectively to report the acquisition of PC & Parts, Inc. dba Auro Computer Systems.

                         CABLE LINK, INC. AND SUBSIDIARY


                        CONSOLIDATED FINANCIAL STATEMENTS


                                   * * * * * *


                           DECEMBER 31, 1998 AND 1997

                                 C O N T E N T S


                                                                         Page
INDEPENDENT AUDITORS' REPORT                                               3

CONSOLIDATED BALANCE SHEETS                                                4

CONSOLIDATED STATEMENTS OF INCOME                                          6

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY                 7

CONSOLIDATED STATEMENTS OF CASH FLOWS                                      8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                10

[LOGO]








To the Board of Directors and Stockholders
Cable Link, Inc.
Columbus, Ohio



                          INDEPENDENT AUDITORS' REPORT


     We have audited the accompanying consolidated balance sheets of Cable Link, Inc. and Subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cable Link, Inc. and Subsidiary as of December 31, 1998 and 1997 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                        /s/ Groner, Boyle & Quillin LLP




Columbus, Ohio
February 18, 1999

                         CABLE LINK, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1998 and 1997



                                     ASSETS
                                                             1998                  1997
                                                          ---------             ---------
CURRENT ASSETS
Cash                                                    $    61,418            $  204,990
Accounts receivable, net                                  3,228,285             1,135,607
Income taxes receivable                                     389,023                     -
Inventories                                               2,368,694             1,332,619
Prepaid consulting                                                                 72,955
                                                              7,205
Prepaid and other assets                                                           88,489
                                                             76,839
Covenants not to compete                                    182,498                     -
Deferred income taxes                                       198,000                36,500
                                                          ---------             ---------
Total current assets                                      6,511,962             2,871,160
                                                          ---------             ---------


PROPERTY AND EQUIPMENT, at cost
Furniture and fixtures                                      626,038               585,740
Equipment                                                 1,094,043               683,767
Leasehold improvements                                      224,262               175,425
Rental equipment                                                                        -
                                                             78,244
Construction in progress                                                           21,832
                                                             21,280
                                                          ---------             ---------
                                                          2,043,867             1,466,764
Less accumulated depreciation                            (1,108,912)             (774,125)
                                                          ---------             ---------
Net property and equipment                                  934,955               692,639
                                                          ---------             ---------

OTHER ASSETS
Covenants not to compete
                                                             45,116                 8,235
Goodwill                                                    530,857                     -
Deferred tax asset                                                                      -
                                                             55,000
Deposits                                                                           25,895
                                                             44,123
Organization costs                                                                      -
                                                             42,246
                                                          ---------             ---------
Total other assets                                          717,342                34,130
                                                          ---------             ---------

TOTAL ASSETS                                            $ 8,164,259           $ 3,597,929
                                                          =========             =========








    The accompanying notes are an integral part of the financial statements.

                                      (4)


                    LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                     1998                  1997
                                                                     ----                  ----

CURRENT LIABILITIES
Current portion of long-term obligations                      $    45,186           $    82,354
Short-term obligations                                          2,776,607               290,957
Accounts payable                                                2,180,117               765,269
Income taxes payable                                                    -               138,742
Covenants not to compete                                          152,498                     -
Accrued expenses:
Payroll and related taxes                                         332,966               299,857
Accrued warranty                                                  245,258                     -
Acquisition bonus                                                                             -
                                                                   30,000
Other                                                             115,491                30,141
                                                                ---------             ---------
Total current liabilities                                       5,878,123             1,607,320
                                                                ---------             ---------


LONG-TERM LIABILITIES
Covenants not to compete                                                                      -
                                                                   29,166
Long-term obligations                                                                    53,412
                                                                   27,063
Acquisition bonus                                                 120,000                     -
Deferred income taxes                                                   -                48,000
                                                                ---------             ---------
Total long-term liabilities                                       176,229               101,412
                                                                ---------             ---------
Total liabilities                                               6,054,352             1,708,732
                                                               ---------             ---------

STOCKHOLDERS' EQUITY
Common stock, no par value                                      1,463,387             1,449,706
Additional paid-in capital                                        136,136               136,136
Retained earnings                                                 510,384               303,355
                                                                ---------             ---------
Total stockholders' equity                                      2,109,907             1,889,197
                                                                ---------             ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 8,164,259           $ 3,597,929
                                                                =========             =========








    The accompanying notes are an integral part of the financial statements.


                                      (5)

                         CABLE LINK, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                  For the Years Ended December 31,1998 and 1997



                                                              1998                  1997
                                                              ----                  ----
Revenues                                                  $20,567,249           $10,094,178

Cost of revenues                                           15,944,600             6,277,709
                                                           ----------             ---------
Gross profit                                                4,622,649             3,816,469

Selling, general and administrative expenses                4,125,499             2,746,073
                                                           ----------             ---------
Income from operations                                        497,150             1,070,396
                                                           ----------             ---------
Other (expense) income
Interest expense                                             (139,539)              (60,541)
Reconciliation with vendors                                         -               112,197
Other
                                                                3,572                 2,824
                                                           ----------             ---------
Total other (expense) income                                 (135,967)               54,480
                                                           ----------             ---------
Income before income taxes                                    361,183             1,124,876

Provision for income taxes
Current                                                        61,433               246,049

Deferred                                                       92,721                11,500
                                                           ----------             ---------
Total provision for income taxes                              154,154               257,549
                                                           ----------             ---------
Net income                                                $   207,029           $   867,327
                                                           ==========             =========
Basic earnings per share                                  $      0.12           $      0.54

Weighted average shares outstanding used
to compute basic earnings per share                         1,681,253             1,591,976

Diluted earnings per share                                $      0.11           $      0.45

Weighted average shares outstanding used
to compute diluted earnings per share                       1,932,790             1,913,958









    The accompanying notes are an integral part of the financial statements.


                                      (6)

                         CABLE LINK, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  For the Years Ended December 31,1998 and 1997



                                Shares of
                                Issued and
                               Outstanding                                 Additional
                                  Common             Common                 Paid-In             Retained
                                  Stock               Stock                  Capital             Earnings          Total
                                  -----               -----                  -------             --------          -----
BALANCE -
DECEMBER 31,1996               1,384,652       $    1,093,662            $    136,136        $    (563,972)     $    665,826

Issuance of common
stock, net of issuance
cost of $50,893                  165,000              149,107                       -                    -           149,107

Exercise of options and
warrants                         124,150              206,937                       -                    -           206,937

Net income                             -                    -                       -              867,327           867,327
                               ---------            ---------               ---------              -------         ---------

BALANCE -
DECEMBER 31, 1997              1,673,802            1,449,706                 136,136              303,355         1,889,197

Exercise of options and
warrants                          15,334               13,681                       -                    -            13,681

Net income                             -                    -                       -              207,029           207,029
                               ---------            ---------               ---------              -------         ---------

BALANCE -
DECEMBER 31, 1998              1,689,136       $    1,463,387            $    136,136        $     510,384      $  2,109,907
                               =========            =========                 =======              =======         =========


















    The accompanying notes are an integral part of the financial statements.


                                      (7)

                         CABLE LINK, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  For the Years Ended December 31,1998 and 1997

                                                                             1998                  1997
                                                                             ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                $  207,029            $  867,327
                                                                          ----------            ----------
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization                                                343,364               174,599
Bad debts
                                                                              61,245                29,450
Deferred income taxes
                                                                              92,721                11,500
(Increase) decrease in operating assets:
Accounts receivable                                                         (618,715)             (428,494)
Income tax receivable                                                       (265,224)              102,422
Inventories                                                                 (597,484)             (156,310)
Prepaid and other assets                                                      39,402               (70,750)

Increase (decrease) in operating liabilities:
Accounts payable                                                             268,605              (548,075)
Income tax payable                                                          (138,742)              138,742
Accrued warranty                                                             (95,155)                    -
Acquisition bonus                                                            (30,000)                    -
Accrued expenses                                                            (260,704)              144,895
                                                                          ----------            ----------
Total adjustments                                                         (1,200,687)             (602,021)
                                                                          ----------            ----------
Net cash (used in) provided by operating activities                         (993,658)              265,306
                                                                          ----------            ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                          (240,789)            (107,685)
Cash acquired from Auro Computer Systems                                      50,359                    -
Operating reduction in covenant not to compete liability                     (50,000)                   -
Acquisition of stock of Auro Computer Systems                               (470,000)                   -
                                                                          ----------            ----------
Net cash used in investing activities                                       (710,430)            (107,685)
                                                                          ----------            ----------
















    The accompanying notes are an integral part of the financial statements.

                                      (8)



                                                                                           1998                  1997
                                                                                           ----                  ----
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and exercise of
stock options and warrants                                                                  13,681              356,044
Net borrowings on short-term obligations                                                 2,485,650             (316,133)
Payments to former stockholder                                                              (1,302)              (8,000)

Principal payments on debt                                                                (846,214)             (28,345)
Payments on covenants not to compete                                                       (50,833)                   -
Payments on capital lease obligations                                                      (40,466)             (71,993)
                                                                                        ----------            ---------
Net cash provided by (used in) financing activities                                      1,560,516              (68,427)
                                                                                        ----------            ---------
Net (decrease) increase in cash                                                           (143,572)              89,194

Cash - beginning of year                                                                   204,990              115,796
                                                                                        ----------            ---------
Cash - end of year                                                                      $   61,418            $ 204,990
                                                                                        ==========            =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the year for:
Interest                                                                                $  138,571            $  60,541
Income taxes                                                                               296,000                5,836

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
Capital lease obligations incurred for equipment                                        $        -            $  35,640

On May 18, 1998, the Company purchased 85.1% of the common stock of PC & Parts, Inc. dba Auro Computer Systems for $370,000 in cash. On December 28, 1998, the Company purchased the remaining minority interest for $100,000 in cash. In conjunction with the acquisition, the assets acquired and liabilities assumed are as follows:

Total current assets acquired                                       $ 2,401,501
Net property and equipment                                              245,102
Intangibles and other assets                                            115,084
Total current liabilities assumed                                    (1,976,114)
Total long-term liabilities assumed                                  (1,096,461)
Purchase of goodwill                                                    780,888
                                                                    -----------
                                                                    $   470,000
                                                                    ===========


The Company recorded a non compete asset and liability each in the amount of $82,500 in 1998, representing an agreement with the former president of PC & Parts.


    The accompanying notes are an integral part of the financial statements.

                                      (9)

                         CABLE LINK, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1998 and 1997


NATURE AND SCOPE OF BUSINESS

     Cable Link, Inc. (the "Parent") sells new, used and refurbished cable TV equipment in addition to repairing equipment for cable companies within the United States and various international markets. The Parent operates both its administrative and manufacturing operations from a single, leased facility in Columbus, Ohio.

     In 1998, the Company purchased 100% of the stock of PC & Parts, Inc. dba Auro Computer Systems (the "Subsidiary"). The Subsidiary is located in a suburb of Columbus and resells computer hardware and assembles computer hardware components into personal computers. The Subsidiary also sells personal computer software and provides both Wide Area Networking (WAN) and Local Area Networking (LAN), year 2000 testing and solutions, and many other service and support needs throughout Central Ohio and the surrounding area. Beginning in February 1999, the Subsidiary will outsource all computer hardware assembly.

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

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements are on the accrual basis of accounting and include the financial statements of the Parent for 1998 and 1997, in entirety, and include the financial statements of its wholly owned Subsidiary after the acquisition closing date of May 5, 1998. The Subsidiary was purchased for $470,000. The acquisition of the Subsidiary has been accounted for under the purchase method of accounting based on the Subsidiary's balance sheet as of May 5, 1998. The allocation of the purchase price to the fair market of assets acquired and liabilities resulted in $780,888 of goodwill. All material intercompany balances and transactions are eliminated in consolidation.

     ACCOUNTS RECEIVABLE

     The Company utilizes the allowance method of accounting for accounts receivable and has provided for possible uncollectible amounts in the accompanying financial statements. The allowance for doubtful accounts was $35,647 and $20,360 for the years ended December 31, 1998 and 1997, respectively. Bad debt expense was $61,245 and $29,450 for the years ended December 31, 1998 and 1997, respectively.



                                   (Continued)

                                      (10)

                         CABLE LINK, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1998 and 1997



SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     INVENTORIES

     The Parent's inventories consist of new and used cable TV equipment and parts used to refurbish and repair cable TV equipment. Inventory is valued at the lower of cost or market, using the average-cost method. New and used inventory items are separately identified as items of inventory. The weighted average cost is calculated per item of inventory. Impairment and changes in market value are evaluated on a per item basis.

     The Subsidiary's inventories consist of purchased computer systems, peripherals, software and components for assembly and resale and is stated at the lower of cost (first in, first out) or market value. Assembly in process is not significant and is not recorded as work in progress inventory.

     If the cost of the inventory exceeds the market value evaluation based on total inventory, provisions are made for the difference between the cost and the market value. Provision for potential obsolete or slow moving inventory is made based on analysis of inventory levels, changes in technology and future sales forecasts.

     The Company reserves and periodically writes down slow moving inventory by category, such as, converters, linegear, parts, and head-ends.

     PROPERTY AND EQUIPMENT

     Property and equipment are carried at cost, less accumulated depreciation computed using the straight-line method over the estimated useful lives of the related assets. Furniture, fixtures, equipment, and rental equipment are depreciated over lives ranging from three to seven years, and leasehold improvements are depreciated over the shorter of the lease term or useful life of the improvement, generally six to seven years. Major renewals and betterments are capitalized and depreciated; maintenance and repairs that neither improve nor extend the life of the respective assets are charged to expense as incurred. Upon disposal of assets, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in income.

     The Company leases certain equipment under capital lease agreements with a cost and accumulated amortization of $320,800 and $186,850, respectively, at December 31, 1998, and $254,156 and $94,665, respectively at December 31, 1997. Depreciation expense, which includes the amortization of assets held under capital leases, was $299,932 and $169,815 for 1998 and 1997, respectively.







                                   (Continued)

                                      (11)

                         CABLE LINK, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1998 and 1997



SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     GOODWILL

     Goodwill has been recorded to reflect the amount paid for the Subsidiary less fair market value of assets acquired and liabilities assumed. Goodwill is shown net of accumulated amortization of $39,306, which is calculated using the straight-line method over 15 years. In the fourth quarter, management determined that the Subsidiary's valuation allowance on deferred tax assets of $210,968 could now be utilized. Therefore, this amount was applied to goodwill. Also, in the fourth quarter, the Company amended prior year income tax returns of the Subsidiary for errors on returns previously filed. This resulted in $98,020 in refunds. Because these refunds related to periods before the acquisition date, this amount was applied to goodwill.

     COVENANTS NOT TO COMPETE

     Under the terms of the purchase agreement, the Company will pay the sellers $150,000 in monthly installments over two years. Accordingly, a short-term and long-term liability has been recognized. The Company has allocated $200,000 of the purchase price to the covenant to be amortized using the straight-line method over the same two year period. Additionally, the Company has a non compete agreement with the Subsidiary's former president through December 31,1999. The amount of $82,500 will be paid over six months. Accordingly, a short-term asset and liability have been recorded and will be amortized using the straight-line method during 1999. The amount of amortization expense and accumulated amortization expense for these covenants was $58,333 and $0 for 1998 and 1997, respectively.

     REVENUE RECOGNITION

     Revenues are recognized when the related products are completed and delivered or services are performed. Revenues from service contracts are recognized over the terms of the contract as services are provided.

     WARRANTY

     Estimated future warranty obligations related to certain products, primarily computer hardware and systems, are provided by charges to operations in the period in which the related revenue is recognized. Warranties are extended for periods up to three years on computer hardware and systems. Warranties are also extended on new, repaired and refurbished cable products for periods up to one year. The Company's expense for cable product warranties is not significant. Warranties are not extended for used cable equipment.







                                   (Continued)

                                      (12)

                         CABLE LINK, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1998 and 1997



SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     EARNINGS PER SHARE (EPS)

                                                                  For the year ended:
                         ------------------------------------------------------------------------------------------------
                                         December 31, 1998                                  December 31, 1997
                         -----------------------------------------------   ----------------------------------------------
                            Income            Shares           Per Share      Income              Shares        Per Share
                         (Numerator)       (Denominator)         Amount    (Numerator)       (Denominator)        Amount
                         -----------       -------------         ------    -----------       -------------        ------
Basic EPS
Income available to
   common
   stockholders           $207,029           1,681,253          $0.12        $867,327          1,591,976          $0.54
                          --------           ---------          -----        --------          ---------          -----

Effect of dilutive
   securities,
   warrants and
   options                       -             251,537           0.01               -            321,982           0.09
                          --------           ---------          -----        --------          ---------          -----

Diluted EPS
Income available to
   common
   stockholders           $207,029           1,932,790          $0.11        $867,327          1,913,958          $0.45
                          ========           =========          =====        ========          =========          =====

     Options to purchase 34,630 and 11,880 shares for the years ended December 31,1998 and 1997, respectively, were not included in the computation of diluted EPS because the options exercise price was greater than the average market price of common shares. During 1998, options to purchase 36,500 shares were issued contingent on certain earnings levels. Of these shares, 9,720 were canceled during 1998. During 1998 8,250 of the prior year's contingent shares canceled and another 8,250 became vested. The total contingent shares not included in the computation of diluted EPS at December 31, 1998 were 48,380. In August 1997, options to purchase 38,500 shares were issued contingent on certain earnings levels. These options were not included in the computation of diluted EPS.

     Earnings per share is computed on the weighted average number of common shares outstanding including any dilutive options and warrants. Per share amounts have been restated for the effects of a three for two stock split and an eleven for ten stock dividend, that was effective January 31, 1997 and August 11, 1997 for stockholders of record as of January 21, 1997 and August 1, 1997, respectively.

     ADVERTISING

     The Company expenses advertising costs as incurred. Advertising expenses were $99,235 and $33,926 for the years ended December 31, 1998 and 1997, respectively.

     STATEMENTS OF CASH FLOWS

     For the purpose of reporting cash flows, cash includes cash on hand and demand deposits held by banks.


                                   (Continued)

                                      (13)

                         CABLE LINK, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1998 and 1997

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     INCOME TAXES

     The Parent and its Subsidiary file a consolidated federal income tax return. Income taxes are allocated to each company based on the earnings of each company.

     Deferred income taxes are recognized for the tax consequences in future years of differences between the financial reporting and tax basis of assets and liabilities at each year-end based on enacted tax laws and statutory tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense represents the taxes currently payable and the net change during the period in deferred tax assets and liabilities.

INVENTORIES

     Inventories at December 31, 1998 and 1997 were as follows:

                                               1998                                            1997
                               -----------------------------------------------------------------------------------------
                                    New           Used           Total              New           Used           Total
                                    ---           ----           -----              ---           ----           -----
Parts                          $  239,654      $       -      $  239,654         $  242,956     $        -     $ 242,956
Convertors                        398,705        426,034         824,739             21,350        449,550       470,900
Linegear                          268,938        405,418         674,356            317,030        313,702       630,732
Head-ends                          13,106         38,232          51,338              2,400         55,931        58,331
Computer hardware,
  software & peripherals          627,791             -          627,791                  -              -             -
                               ----------      --------       ----------         ----------     ---------      ---------
Total                          $1,548,194      $ 869,684       2,417,878         $  583,736     $  819,183     1,402,919
                               ==========      =========                         ==========     ==========

Reserve for inventory
  write-down                                                     (49,184)                                        (70,300)
                                                              ----------                                       ---------

Net inventory                                                 $2,368,694                                      $1,332,619
                                                              ==========                                      ==========


SHORT-TERM OBLIGATIONS

     The Company has a revolving credit line with a bank for $2,500,000. The credit line is secured by substantially all assets of the Company and is payable on demand. The line matures on April 30, 1999, and interest is charged at prime plus 1% (8.75% and 9.5% at December 31, 1998 and 1997, respectively). Outstanding borrowings at December 31, 1998 and 1997 were $2,276,607 and $290,957, respectively. Subsequent to year end, the credit line was increased by $800,000 to $3,300,000.

      The Company has a note payable to a bank relating to the acquisition of the Subsidiary. The face amount of the note is $500,000 and interest is due monthly at prime plus 1% (8.75% at December 31, 1998). The principal is due at maturity on April 30,1999. The note is secured by substantially all of the assets of the Company.

                                   (Continued)

                                      (14)

                         CABLE LINK, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1998 and 1997


LONG-TERM OBLIGATIONS

     Long-term obligations at December 31, 1998 and 1997 consist of the following:

                                                                                   1998                 1997
                                                                                   ----                 ----


Amounts due under capital leases, net of $14,683 and $12,123 representing interest at December 31, 1998 and 1997,
   respectively.
                                                                                 $ 56,354             $ 88,889

Non-interest bearing note payable, due in monthly installments of $2,722 through June 1999. The face amount of the note is $97,985 and the effective interest rate is 9.25%. The unamortized discount at December 31, 1998 and 1997 was $3,417 and $9,009, respectively. The note is secured by the related equipment.


                                                                                   15,895               45,575

Amount payable to stockholder                                                           -                1,302
                                                                                 --------             --------
Total                                                                              72,249              135,766

Less:  Current maturities                                                         (45,186)             (82,354)
                                                                                 --------             --------
Long-term obligations                                                            $ 27,063             $ 53,412
                                                                                 ========             ========

                                                                               Long-term          Capital Lease
 Maturities of long-term obligations are as follows:                          Obligations          Obligations
                                                                              -----------          -----------
      1999                                                                     $ 15,895             $ 34,772
      2000                                                                            -               26,645
      2001                                                                            -                9,085
      2002                                                                            -                  535
                                                                               --------             --------
                   Less amount representing interest                                  -              (14,683)
                                                                               --------             --------
                                 Total                                         $ 15,895             $ 56,354
                                                                               ========             ========








                                   (Continued)

                                      (15)

                         CABLE LINK, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1998 and 1997


RETIREMENT PLANS

     The Company began a 401(k) retirement plan for the benefit of its employees during 1997. The employees must have attained age 21 and completed at least one year of service to be eligible. The Company's contribution is discretionary and was $0 in 1998 and $5,000 in 1997.

INCOME TAXES

The provision for income taxes consists of the following:

                                                                                          1998                  1997
                                                                                          ----                  ----
       Current expense

          Federal                                                                       $ 58,000             $ 210,000
          State and local                                                                  3,433                36,049
                                                                                        --------             ---------
             Income tax expense                                                         $ 61,433             $ 246,049
                                                                                        =========            =========

 The components of the net deferred tax asset (liability) are as follows:

                                                                                          1998                  1997
                                                                                          ----                  ----
       Assets:
          Accounts receivable                                                           $ 13,546             $  7,737
          Inventories                                                                     53,519               49,983
          Accrued franchise tax                                                                -                6,460
          Net operating loss                                                              57,000                    -
          Acquisition bonus                                                               57,000                    -
          Covenants not to compete                                                        25,130                    -
          Accrued warranty and prepaid service contracts                                 113,922                    -
          Other                                                                            8,829                4,659
                                                                                        --------             --------
             Gross deferred tax assets                                                   328,946               68,839
                                                                                        --------             --------
       Liabilities:
          Property and equipment                                                          46,208               52,616
          Prepaid asset                                                                    2,738               27,723
                                                                                        --------             --------
             Gross deferred tax liabilities                                               48,946               80,339
                                                                                        --------             --------
             Net deferred tax asset (liability)                                          280,000              (11,500)
             Less:  Valuation allowance                                                  (27,000)                   -
                                                                                        --------             --------
                 Total net deferred tax asset (liability)                               $253,000            $ (11,500)
                                                                                        ========            =========




                                   (Continued)

                                      (16)

                         CABLE LINK, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1998 and 1997


INCOME TAXES (continued)

     A reconciliation of the Company's effective tax values is as follows:


                                                                       1998                 1997
                                                                       ----                 ----
Income tax at statutory rates                                        $136,083             $382,458
State and local taxes, net of federal benefit                           2,266               43,431
Surtax and other rate differences                                         753                2,214
Permanent differences                                                  12,652               15,591
Change in valuation allowance                                               -             (186,951)
State tax credits earned                                                2,400                3,257
Refunds from prior years state returns, net of federal tax
                                                                            -               (2,451)
                                                                     --------             --------
                                                                     $154,154             $257,549
                                                                     ========             ========



WARRANTY LIABILITY

     The Subsidiary provides a three-year on-site parts and labor warranty on hardware sold. Replacement hardware components are generally provided by the original equipment manufacturer. The Subsidiary is responsible for installing the replacement parts. The Subsidiary has estimated the future labor costs to install replacement parts for systems that remain under warranty as of December 31, 1998 and 1997. In August 1998, the Subsidiary revised its warranty policy to provide for on-site parts and labor service for thirty days. After thirty days, the customer will be charged for all travel time, unless an extended warranty is purchased.

     Estimated future warranty costs of $245,258 have been accrued as of December 31, 1998.

STOCKHOLDERS' EQUITY

     At December 31, 1998 and 1997, the Company had authorized common shares, no par value, of 10,000,000, and authorized preferred shares, no par value, of 200,000. No preferred stock is issued or outstanding at December 31, 1998 or 1997.







                                   (Continued)

                                      (17)

                         CABLE LINK, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1998 and 1997


STOCKHOLDERS' EQUITY (continued)

     The Company adopted the 1995 Stock Option Plan ("1995 Plan") effective October 17, 1995. The 1995 Plan authorizes the Company to grant options ("Options") to purchase shares of the Parent's common stock to directors, employees and consultants of the Company. The 1995 Plan also authorizes the Company to grant stock appreciation rights ("SARs") to employees of the Company. The maximum number of common shares that may be issued under the 1995 Plan is 395,010. A SAR may be issued, at the discretion of the Board of Directors, either in tandem or not in tandem with an Option. The holder of a SAR tandem to an Option is entitled to receive, upon exercise of the SAR, payment of an amount determined by multiplying the excess of fair market value of a common share on the date the SAR is exercised over the exercise price of the related Option by the number of shares as to which the SAR has been exercised. The Board of Directors shall determine the exercise price of each SAR that is not in tandem with an Option at the time of granting the SAR, but in no event shall the exercise price be less than the fair market value of a common share on the date such SAR is granted. The exercise of a SAR tandem to an Option shall cancel the related Option with respect to the number of shares as to which such Option is exercised. At the discretion of the Board of Directors, payment upon the exercise of a SAR may be made in cash, shares of the company's common stock or any combination thereof. No options granted during 1998 were granted in tandem with SARs and 19,250 SARs were granted in tandem with options for an identical number of common shares in 1997.

     The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plan. The vesting period of the options granted range from immediately exercisable to four years. Accordingly, no compensation cost has been recognized in the accompanying financial statements for options or SARs issued under the plan since the exercise price of the options and SARs was equal to the market value of the shares at the date of grant. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the methodology of Financial Accounting Standards Board Statement No. 123 "Accounting For Stock - Based Compensation," the Company's net income (loss) and net income (loss) per share would change as indicated below.

                                                               1998                1997
                                                               ----                ----
Net income (loss):
   As reported                                              $ 207,029            $ 867,327
   Pro forma                                                  134,576              825,136

Basic earnings (loss) per share:
   As reported                                                   0.12                 0.54
   Pro forma                                                     0.08                 0.52

Diluted earnings (loss) per share:
   As reported                                                   0.11                 0.45
   Pro forma                                                     0.07                 0.43

                                   (Continued)

                                      (18)

                         CABLE LINK, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1998 and 1997

STOCKHOLDERS' EQUITY (continued)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998 and 1997.

                                                         1998                                  1997
                                                         ----                                  ----
       Dividend yield                          0                                     0
       Expected volatility                     129%                                  112%
       Risk-free interest rates                5.50%, 5.55%, 5.56% & 5.65%           5.89%, 5.92%, 5.96% & 6.25%
       Expected lives                          5 years                               5, 4 and 1 years

     A summary of the status of the Company's employee stock option plan as of December 31, 1998 and 1997 and changes for the years then ended are presented below:


                                                  1998                                   1997
                                                  ----                                   ----
                                                          Weighted                               Weighted
                                                           Average                                Average
                                                          Exercise                               Exercise
                                      Shares                Price              Shares              Price
                                      ------                -----              ------              -----
      January 1                     $ 236,302              $ 1.82            $ 210,342            $ 1.53
      Granted                           57,780               3.20               53,350              2.53
      Exercised                      ( 15,334)               0.89                    -                 -

      Canceled                       ( 70,770)               2.03              (27,390)             1.66
                                    ---------              ------            ---------            ------
      December 31                   $ 207,978              $ 2.17            $ 236,302            $ 1.82
                                    ==========             ======            =========            ======


                                                                                               1998                 1997
                                                                                               ----                 ----
      Options exercisable at year-end                                                         128,560              130,276
      Weighted-average fair value of options granted during the year                          $  2.63              $  1.93






                                   (Continued)

                                      (19)

                         CABLE LINK, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1998 and 1997


STOCKHOLDERS' EQUITY (continued)

     The following table summarizes information about employee stock options at December 31, 1998:


                                                  Weighted Average
                                  Number              Remaining            Weighted             Number             Weighted
       Range of Exercise        Outstanding       Contractual Life         Average           Exercisable           Average
            Prices          December 31, 1998        (In Years)         Exercise Price    December 31, 1997      Exercise Price
       -----------------    -----------------     ----------------      --------------    -----------------      --------------
      $1.33 - $3.50               207,978               7.02                $2.17                 236,302              $1.82

     As of December 31, 1998, the director had weighted average options outstanding at an average exercise price of $1.64. The stock options and SARs expire at various dates through 2006. No new options were granted under these agreements in 1998 or 1997.

     At December 31, 1998 and 1997, the director held warrants to purchase 19,800 shares of stock for $0.93 per share. The warrants expire in 2004.

     At December 31, 1998 and 1997, outside Board of Directors members held options to purchase 44,040 and 40,040 shares of common stock, respectively, with exercise prices ranging from $0.79 to $3.50. At December 31, 1998 and 1997, all of the options were vested and the options expire at various dates through 2008.

ACQUISITION BONUS

     In 1998, the Company's Board of Directors approved a $180,000 bonus payable to the Chief Executive Officer of Cable Link, Inc. related to the acquisition of the Subsidiary. The bonus is payable in equal monthly installments of $5,000. The payments, which commence in the first twelve months beginning July 6, 1998, are without conditions. The remaining payments in the second and third twelve month periods are subject to the conditions that the percentage of earnings of the Subsidiary is equal to or greater than 15% of the capital invested in the Subsidiary by the Company. The amount remaining to be paid at December 31, 1998 is $150,000.











                                   (Continued)

                                      (20)

                         CABLE LINK, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1998 and 1997

OPERATING LEASE OBLIGATIONS

     The Company leases production and office space from a former director of the Company under an operating lease expiring in October 1999 with a two-year renewal option. During 1998 and 1997, modifications were made to the lease which increased the Company's occupancy area and monthly rent. At December 31,1998, monthly payments of $12,619 were required, subject to increase in real estate taxes and rent increases each November. The Subsidiary leases office space from its former owners under a non-cancelable lease agreement. The lease for the building is $11,573 per month and expires in May 2001. Also, the Company and the Subsidiary lease vehicles and various office equipment.

     Rent expense was $287,090 and $165,888 for the years ended December 31, 1998 and 1997, respectively. Future minimum lease payments are as follows:
     1999- $158,093; 2000 - $149,239; 2001 - $63,820.

RECONCILIATION WITH VENDORS

     During 1997, the Company reconciled amounts owed to various vendors. These reconciliations resulted in a reduction of expenses of $112,197 in 1997. The Company had no such reconciliations in 1998.

STOCKHOLDER TRANSACTIONS

     In October 1994, the Company entered into a separation, noncompetition and consulting agreement with the former president. The Separation Agreement requires the Company to pay the former president $100,000. Consulting services are to be provided by the former president through December 31, 1998, for total consideration of $350,000 payable in seven monthly installments of approximately $15,394; 25 monthly installments of approximately $9,333; and a final installment of $8,917. The former president also agreed not to compete with the Company through December 31, 1998, for total consideration of $25,000 payable in seven monthly installments of approximately $1,110; 25 monthly installments of approximately $667; and a final installment of $625. The covenant not to compete and the related obligation are reflected in the accompanying balance sheets, and the covenant is being amortized on the straight-line method over the term of the covenant. Total accumulated amortization in relation to the covenant not-to-compete was $16,765 and $11,981 for 1998 and 1997, respectively. The consulting services are being expensed over the term of the Agreement as services are rendered. Under this agreement, the Company recognized expenses of $84,000 per year in 1998 and 1997.

     The annual payment due under these agreements was $19,547 for 1998.







                                   (Continued)

                                      (21)

                         CABLE LINK, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1998 and 1997


CONCENTRATIONS OF CREDIT RISK

      The Company grants credit to cable operations in the United States and Canada. In most cases, sales terms for products sold in international markets other than Canada are cash in advance or cash on delivery. Additionally, the Company carries insurance on all significant international accounts receivable. Sales are denominated principally in U.S. dollars and, therefore, the Company does not have a significant foreign exchange rate risk. Sales to customers outside the United States were $936,300 and $1,135,483 and the corresponding accounts receivable were $207,654 and $28,636 at December 31, 1998 and 1997, respectively.

REPORTABLE SEGMENTS

     Management has elected to identify the Company's reportable segments based on operating units: Cable Link, Inc. and PC & Parts dba Auro Computer Systems.

     Information related to the Company's reportable segments is as follows:

                                                                                          Auro
                                                                   Cable Link           Computer
                                                                      Inc.               Systems                Total
                                                                 ------------         ------------          ------------
           Revenues                                              $ 10,318,475         $ 10,248,774          $ 20,567,249
           Cost of sales                                            6,537,744            9,406,856            15,944,600
                                                                 ------------         ------------          ------------
           Gross margin                                             3,780,731              841,918             4,622,649
           Operating expenses                                       2,829,723            1,256,713             4,086,436
                                                                 ------------         ------------          ------------
           Operating income (loss)                                    951,008             (414,795)              536,213
           Interest expense                                           (82,865)             (56,674)             (139,539)
           Other income (expense)                                       1,142                2,430                 3,572
                                                                 ------------         ------------          ------------
           Operating income (loss)                               $    869,285         $   (469,039)         $    400,246
                                                                 ------------         ------------          ------------
           Total assets                                          $  5,495,095         $  2,758,307          $  8,253,402
                                                                 ------------         ------------          ------------
           Depreciation and amortization expense                 $    186,307         $    117,994          $    304,301
                                                                 ------------         ------------          ------------


     A reconciliation of the segments' operating income to the consolidated net loss is as follows:

           Segments operating income                                $ 400,246
           Less:
              Income tax expense                                      154,154
              Goodwill amortization                                    39,063
                                                                    ---------
           Consolidated net income                                  $ 207,029
                                                                    =========




                                   (Continued)

                                      (22)

                         CABLE LINK, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1998 and 1997


REPORTABLE SEGMENTS (continued)

     A reconciliation of the segments' total assets to the consolidated total assets is as follows:

           Segments total assets                                  $ 8,253,402
           Plus:
              Goodwill                                                530,857
           Less:
              Investment in subsidiary at cost                       (470,000)
              Intercompany receivables                               (150,000)
                                                                  ------------
           Consolidated total assets                              $ 8,164,259
                                                                  ===========


     A reconciliation of the segments' total depreciation and amortization to the consolidated total depreciation and amortization is as follows:

            Segments total depreciation and amortization              $ 304,301
            Amortization of goodwill                                     39,063
                                                                      ---------
               Consolidated total depreciation and
                 amortization                                         $ 343,364
                                                                      =========


PROFORMA OPERATIONS

     The following unaudited proforma consolidated results of operations of the Company for the year ended December 31, 1998 and 1997 assumes that the acquisition of the Subsidiary occurred on January 1, 1997. These proforma results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations.

                                                                    1998                 1997
                                                                    ----                 ----
           Net revenues                                        $ 24,830,369          $ 23,630,759
           Net income                                              (221,724)              554,957
           Basic net income per share                                  (.13)                  .34

           Diluted net income per share                                (.11)                  .29


MAJOR CUSTOMERS AND SUPPLIERS

     In 1998, approximately 10% of the Company's total revenues were from one customer and approximately 19% of total purchases were from one vendor. The Company had no major customers or suppliers in 1997.


                                      (23)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with the financial statements and footnotes appearing elsewhere herein. Fluctuations in annual operating results may occur as a result of certain factors such as the size and timing of customer's orders and competition. Due to such fluctuations, historical results and percentage relationships are not necessarily indicative of the results for any future period. Statements which are not historical facts contained in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results and are made pursuant to the "safe harbor provisions of the Private Securities Litigation Act of 1995". Factors that could cause actual results to differ materially include, but are not limited to, the following: the ability to obtain new contracts at attractive prices; the size and timing of customers orders; fluctuations in customer demand; competitive factors; the timely completion of contracts; and general economic conditions, both domestically and abroad. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

GENERAL

Cable Link, Inc. (Cable Link) sells new, used and refurbished cable TV equipment in addition to repairing equipment for cable companies within the United States and various international markets. The Company operates both its administrative and manufacturing operations from a singe, leased facility in Columbus, Ohio.

PC & Parts, Inc. dba Auro Computer Systems (the Subsidiary) a wholly-owned subsidiary substantially acquired by Cable Link in the 2nd quarter of 1998, (the consolidated company consisting of Cable Link and the Subsidiary is referred to herein as the Company) located in Westerville, Ohio, assembles computer hardware components into personal computers for a number of customers located in Ohio. The Subsidiary also sells its products and provides computer and network services throughout central Ohio and the surrounding area.

RESULTS OF OPERATIONS

Net Sales
Net sales for the Company for 1998 were $20,567,249 compared to $10,094,178 for 1997, an increase of $10,473,071. This represents an increase of 103.8% over the previous year for the same period. The increase in sales is primarily attributable to the inclusion of sales of the Subsidiary. Sales for Cable Link for 1998 were substantially the same when compared to sales for 1997.

Cost of Good Sold
The cost of goods sold for the Company for 1998 was $15,944,600, an increase of $9,666,891 as compared to 1997. The majority of the increase for 1998 is attributable to the inclusion of the Subsidiary's cost of goods sold for 1998. Hardware and software sales for the Subsidiary carry substantially higher cost of goods sold as compared to those products sold by Cable Link. The Subsidiary is focusing efforts on the service side of the business which could contribute to higher gross margins in the future. Cable Link's cost of goods sold increased slightly due to the sale of new products which carry a lower gross margin than its refurbished equipment sales and repairs.

Operating Expenses
Operating Expenses increased to $4,125,499 for 1998 as compared to $2,746,073 for the same period in 1997. The increase in the operating expenses is attributable in part to the inclusion of the Subsidiary's operating expenses. The Subsidiary also incurred approximately $250,000 in expenses for temporary service, accounting, support, and clerical employees, as well as the expenses associated with using recruiting firms. The increase is also attributable to an increase in Cable Link's sales and administrative salaries during 1998. Operating expenses increased from 27.2% of sales for 1998 to 20.1% for 1997. The decrease in operating expenses as a percent of sales is due to the inclusion of the sales of the Subsidiary. Cable Link and the Subsidiary continue to implement procedures and review the Company's organizational structure in an attempt to increase efficiencies and further reduce costs.

Income from Operations
Income from operations for 1998 was $497,150 as compared to $1,070,396 for 1997, a decrease of $573,246. The decrease in income from operations is a result of the Company's increase in cost of goods sold and an increase in operating expenses. The increase in hardware, software, and new products sales resulted in an increase in the cost of goods sold for the Company. These product sales carry a higher product cost than the service, repair, and refurbishing sales.

In 1998, the Subsidiary hired additional sales people in an effort to increase the Subsidiary service sales. The increase in the sales force and costs otherwise associated with this change of focus contributed to the Subsidiary's loss from operations.

Income Tax Provision
The effective tax rate increased to 42% in 1998 from 22% in 1997 due to increased nondeductible items related to the acquisition of the Subsidiary by purchase of its stock. These nondeductible items or permanent differences are related to amortization of goodwill, non-compete agreements, officers life insurance, net operating losses of the Subsidiary and nondeductible meals and entertainment.

The following are management's discussion and analysis of material changes in financial position during 1998.

Accounts Receivable
Accounts Receivable increased 184.3% from December 31, 1997 as compared to December 31, 1998 balance of $3,228,285. This increase in Accounts Receivable is due to the inclusion of the Accounts Receivable of the Subsidiary, and an increase in Cable Link's sales for the fourth quarter of 1998 versus the fourth quarter of 1997.

Inventories
Inventory increased 77.7% or $1,036,075 from December 31, 1997 as compared to December 31, 1998. Approximately one half of the increase is attributable to the inclusion of the inventory of the Subsidiary and the balance is attributable to an increase of Cable Link's inventory due to management's decision to stock more new products inventory.

Property and Equipment
The increase in property of $577,103 or 39.3% from December 31, 1997 is due primarily to the acquisition of the Subsidiary in 1998. The increase in accumulated depreciation of $334,787 or 43.2% from December 31, 1997 is directly related to the increase in property and equipment. Cable Link had a decrease in property and equipment due to the removal of retired assets its financial records.

Covenant not to Compete
Under the terms of Amendment No. 1 of the Stock Purchase and Non-Compete Agreement included as exhibit 2.3 of the Form 8-K/A filed on November 6, 1998, the Company will pay the sellers of the Subsidiary $150,000 in monthly installments over two years and the sellers agreed to not compete with the Subsidiary for two years. A short-term and a long-term liability have been recognized. The Company allocated $200,000 of the purchase price to the covenant to not compete to be amortized using the straight-line method over the same two year period. The Company has a non-compete agreement with the Subsidiary's former president through December 31, 1999. The amount of $82,500 will be paid over six months. Accordingly, a short-term asset and liability have been recorded and will be amortized using the straight-line method during 1999.

Goodwill
Goodwill has been recorded to reflect the amount paid for the Subsidiary less the fair market of assets acquired and liabilities assumed. Goodwill is shown as net accumulated amortization, which is calculated using the straight-line method over 15 years. In the 4th quarter of 1998, Management determined that the Subsidiary's valuation allowance on deferred tax assets of $210,968 could now be utilized due to the acquisition by Cable Link, Inc. and the election to file consolidated federal income tax returns. Generally accepted accounting principles require the elimination of this valuation allowance after the acquisition date to be applied as a reduction of goodwill. Also in the 4th quarter, the Subsidiary amended prior year's income tax returns of the Subsidiary for errors on returns previously filed. This resulted in $98,020 in refunds. Because these refunds related to periods before the acquisition date, this amount was applied to goodwill.

Accounts Payable
Accounts Payable increased 184.9% or $1,414,848 from December 31, 1997 as compared to December 31, 1998. The majority of the increase is attributable to the inclusion of the Subsidiary's accounts payable and the remaining portion is attributable to Cable Link. Cable Link's accounts payable increased as a direct result of the increase in inventory.

Short Term Obligations
Short-term obligations increased by $2,485,650 from December 31, 1997 as compared to December 31, 1998. This increase is due to the acquisition of the Subsidiary. Of this increase, $500,000 was used to directly finance the acquisition; and of the remaining balance, approximately $1,000,000 of short-term obligations of the Subsidiary were assumed on the date of acquisition. The remaining increase in line-of-credit has been used to finance the build-up in inventory and receivables.

Accrued Expenses
Accrued Expenses increased $393,717 or 119.3% from December 31, 1997 as compared to December 31, 1998. The increase is primarily due to the inclusion of the Subsidiary's accrued expenses for payroll expense and the accrued warranty expense.

Accrued Warranty Expense
The Subsidiary provides a three year on-site parts and labor warranty on hardware sold. Replacement components are generally provided by the original equipment manufacturer. The Subsidiary is responsible for installing the replacement parts. The Subsidiary has estimated the future labor costs to install replacement parts for the systems that remain under this warranty as of December 31, 1998. Based on past experience the majority of warranty calls are made during the first few months of ownership, therefore the entire liability is classified as short term. In August 1998, the Subsidiary revised its warranty policy to provide for on-site parts and labor service for thirty days. After thirty days, the customer will be charged for all travel time, unless an extended warranty is purchased.

Long-term Liabilities
The increase of $74,817 or 73.7% in long-term liabilities is attributable long-term portion of the covenant not to compete and the long-term portion of the acquisition bonus.

Liquidity and Capital Resources
On May 18, 1998, the Company purchased 85.1% of the common stock of the Subsidiary. Based on the unadjusted purchase price, the Company used net cash of approximately $700,000 to purchase this common stock. The cash came from an issuance of long-term debt of $500,000. In September, 1998 the Company signed Amendment No.1 to the Stock Purchase and Non-Compete Agreement to resolve differences in the original purchase price. The Amendment provided for a $350,000 reduction in the original purchase price of $820,000. The $350,000 overpayment was refunded as follows: 1) a cash refund of $80,000,
2) cancellation of the notes payable to former stockholders of $120,000 3) repayment to the Company of $100,000 previously held in escrow and 4) a pro rata reduction of $50,000 in non-compete agreements. On December 18, 1998 the Company purchased the remaining minority interest for $100,000.

The Company finances its operations primarily through internally generated funds and bank lines of credit totaling $2,500,000. Bank borrowings increased in 1998 compared to December 31, 1997 as a result of the acquisition of the Subsidiary. As a result of the increase in sales and the acquisition, accounts receivable increased $2,092,678 in 1998 over the December 31, 1997 balance. Inventory increased $1,036,075 in 1998 over the December 31, 1997 balance. Accounts payable increased $1,414,848 and accrued expenses increased $393,717 from 1997 due to the acquisition related liabilities and the liabilities assumed by the Company. Capital expenditures in 1998 consisted of ordinary expenditures for equipment replacement and upgrades. The Subsidiary converted its existing computer software to the accounting software package that is currently being used by Cable Link. The capital expenditures were financed by the bank lines of credit.

Subsequent to year-end, the Company signed a line of credit facility increasing the credit line to $3,300,000. The external sources of cash include the bank line of credit increase and the $500,000 term note. The increase in the line of credit facility was prompted by the increase in inventory and operations as a result of the acquisition of the Subsidiary. The Company anticipates no material capital expenditures at this time. The Company believes that its available financial resources including the line of credit facility and operating cash flow will be adequate to meet its foreseeable working capital, debt service and capital expenditures requirements.

Year 2000
Cable Link and its Subsidiary ("the Company") have in place detailed programs to address Year 2000 readiness in its internal control systems and with its key customers and suppliers. The Year 2000 issue is a result of computer logic that was written using two digits rather than four to define the applicable year. Any computer logic that processes date-sensitive information may recognize the date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures.

Pursuant to the Company's readiness programs, all major categories of information technology systems and non-information technology systems (i.e., equipment with embedded microprocessors such as heating and cooling systems) in use by both Cable Link and the Subsidiary, including accounting, repair equipment, service orders and sales order processing have been addressed. In addition the plans developed by the Company for information technology systems and non-information technology systems have been implemented and the required systems have been modified or replaced. The Company has taken the following actions regarding its critical areas:

         Accounting - The Company has purchased and installed new accounting system software and hardware or upgrades from outside vendors that are Year 2000 compliant. These upgrades and new systems were required to implement reporting enhancements and were not purchased solely to become Year 2000 compliant.

         Repair equipment - All repair equipment has been tested and required modifications or upgrades have been needed.

         Sales and service order systems - All modifications to software have been made to be year 2000 compliant. These modifications have been tested.

The Company is also communicating with its major customers, suppliers and financial institutions to assess the potential impact on the Company's operations if those third parties fail to become

Year 2000 compliant in a timely manner. While this process is not complete, based on responses to date, it appears that many of those customers and suppliers have only indicated that they have in place Year 2000 readiness programs, without specifically confirming that they will be Year 2000 compliant in a timely manner. Risk assessment, readiness evaluation, contingency plans are expected to be completed by December 31, 1999. The Company's key financial institutions have been surveyed and it is the Company's understanding that they are or will be Year 2000 compliant on or before December 31,1999. The Subsidiary does not take responsibility for any software purchased from the Subsidiary that does not allow for the year 2000 rollover. The Subsidiary is providing all major customers with information to assist them in evaluating processing systems.

The costs incurred to date related to its Year 2000 activities have not been material to the Company, and based upon estimates, the Company does not believe that the total cost of its Year 2000 readiness programs will have a material adverse impact on the Company's results of operations or financial condition.

Based on the Company's current assessment of its information and non-informational technology systems, it does not believe it necessary to develop extensive contingency plans for those systems. There can be no assurances, however, that any of the Company's plans will be sufficient to handle all problems or issues that may arise.

The Company believes that it is taking reasonable steps to identify and address those matters that could cause serious interruptions in its business and operations due to Year 2000 issues. However, delays in the implementation of new systems, a failure to fully identify all Year 2000 deficiencies in the Company's systems and in the systems of its suppliers, customers and financial institutions, a failure of such third parties to adequately address their respective Year 2000 issues, or a failure of a any plan could have a material adverse effect on the Company's business, financial condition and results of operations. For example, the Company would experience a material adverse impact on its business if significant suppliers' systems fail to timely provide the Company with necessary inventories or services due to Year 2000 systems failures.

The statements set forth herein concerning Year 2000 issues which are not historical facts are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. In particular, the costs associated with the Company's Year 2000 programs and the time frame in which the Company plans to complete Year 2000 modifications are based upon management's best estimates. These estimates were derived from internal assessments and assumptions of future events. These estimates may be adversely affected by the continued availability of personnel and system resources, and by the failure of significant third parties to properly address Year 2000 issues. Therefore, there can be no guarantee that any estimates, or other forward-looking statements will be achieved, and actual results could differ significantly from those contemplated.

New Accounting Pronouncements
In 1999, the Company will adopt Statement of Position (SOP) 98-5 "Reporting of Start-up Activities." This SOP required that costs of start-up activities, including organization costs, be expensed as incurred. Initial application of the SOP will be reported as a cumulative effect of a change in accounting principle of $42,246 in the first quarter of 1999.

In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the object of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (I) the changes in the fair value of the hedged asset or liability that are attributable to the hedged or risk or (II) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2000 to affect its financial statements.

                                    PART III

ITEM 1. INDEX TO EXHIBITS.

                                                                                   PAGE IN
                                                                                 SEQUENTIALLY
                                                                     NO. OF        NUMBERED
EXHIBITS   INSTRUMENT                                                 PAGES          COPY
--------   ----------                                                 -----          ----
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

6.8      Loan and Security Agreement dated November 27, 1996            23            *

6.9      Promissory Note dated April 30, 1997                            3            *

6.10     Lease dated November 4, 1992 and Lease Modification
         Agreement dated October 26, 1995 for Suite 201,
         280 Cozzins, Columbus,Ohio                                     11            **

8.1      Stock Purchase and Non-Compete Agreement among PC & Parts,
         Inc., its Shareholders, Brian Berger and Cable Link, Inc.
         dated May 18, 1998 (incorporated by reference to
         Exhibits 2.1 to this Form 8-K of Registrant filed on
         May 18, 1998; Registration No. 0-23111).                       44

8.2      Reserved

8.3      Amendment No. 1 to Stock Purchase and Non-Compete
         Agreement among PC & Parts, Inc., its Shareholders,
         Brian Berger and Cable Link, Inc. dated     , 1998
         (incorporated by reference to the Form 8-K of
         Registrant filed on November 6, 1998;
         Registration No. 0-23111).                                      2

10.1     Consent of Groner, Boyle & Quillin,LLP                          1            *

12.1     Powers of Attorney.                                                          35

12.2     Certified resolution of the Registrant's Board
         of Directors authorizing officers and directors
         signing on behalf of the Company to sign
         pursuant to a power of attorney.                                             42

                                                                                   PAGE IN
                                                                                 SEQUENTIALLY
                                                                     NO. OF        NUMBERED
EXHIBITS   INSTRUMENT                                                 PAGES          COPY
--------   ----------                                                 -----          ----
27.      Financial Data Schedule (submitted electronically
         for SEC purpose only)

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

         (3)      Instruments Defining the Rights of Security Holders.

                  (a) See Exhibit 2.1 - Articles of Incorporation; Articles IV, V and VI See Exhibit 2.2 Code of Regulations; Articles I, IV and VII

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

                  See Exhibit 6.8 - Loan and Security Agreement dated November
                    27, 1996.

                  See Exhibit 6.9 - Promissory Note dated April 30, 1997.

                  See Exhibit 6.10 - Lease dated November 4, 1992 and Lease
                    Modification Agreement dated October 26, 1995 for Suite 201, 280 Cozzins, Columbus, Ohio.

                  See Exhibit 10.1 - Consent of Groner, Boyle & Quillin, LLP

         (7)      None.

         (8) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

         (8.1) Stock Purchase and Non-Compete Agreement among PC & Parts, Inc., its Shareholders, Brian Berger and Cable Link, Inc. dated May 18, 1998.

         (8.2)    Reserved.

         (8.3) Amendment No. 1 to Stock Purchase and Non-Compete Agreement among PC & Parts, Inc., its Shareholders, Brian Berger and Cable Link, Inc. dated _________, 1998.

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

Dated: March 29, 1999

                                            CABLELINK, INC.
                                            (the "Registrant")

                                       By:  /s/ Bob Binsky
                                           ----------------------------------
                                            Bob Binsky, Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the 29th day of March, 1999.


         SIGNATURE                                               TITLE
         ---------                                               -----

         /s/ Bob Binsky
         Bob Binsky                                      Director, Chairman of
                                                         the Board, Chief
                                                         Executive Officer
                                                         (principal executive
                                                         officer

         Zaida Wahlberg*                                 Treasurer (principal
         Zaida Wahlberg                                  accounting officer)

         Brenda L. Castle*                               President and Director
         Brenda L. Castle

         Eric S. Newman*                                 Director
         Eric S. Newman

         Sherry J. Rothfield*                            Director
         Sherry J. Rothfield

         Michael Tsao*                                   Director
         Michael Tsao

               *By:  /s/ Bob Binsky
                     Bob Binsky, Attorney-in-fact