Form 10QSB
period 1999-03-31
CABLE LINK INC
filed 1999-05-14
CIK 893139

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly period ended March 31, 1999.

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,695,076 shares of Common Stock as of April 30, 1999

         Transitional Small Business Disclosure Format (check one):

Yes   X          No
    -----           -----

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                         CABLE LINK, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                       3 Months Ending March 31
                                                                          1999              1998
                                                                   -------------     -------------
Net Sales                                                            $ 5,934,651       $ 2,712,166

      Cost of goods sold                                               4,635,705         1,828,937
      Operating expenses                                               1,387,822           678,510
                                                                   -------------     -------------

           Total expenses                                              6,023,527         2,507,447
                                                                   -------------     -------------

Income (loss) from operations                                          (  88,876)          204,719

      Interest expense                                                 (  63,019)         (  8,846)
      Other income    (expenses)                                       (   4,606)              327
                                                                   -------------     -------------


Income (loss) before taxes                                             ( 156,501)          196,200
      Provision for taxes                                                  2,152            34,251
                                                                     -----------       -----------

Net Income (loss) before cumulative effect of change
in accounting principle                                                ( 158,653)          161,949

Cumulative effect of change in accounting
principle, net                                                         (  42,246)                -
                                                                   -------------     -------------

Net income (loss)                                                  $   ( 200,899)      $   161,949
                                                                   ==============      ===========

Basic earnings (loss) per share for net income (loss) before
cumulative effect of change in accounting principle                $    (0.09)         $  0.10
Weighted average shares outstanding                                    1,694,275         1,673,889

Basic (loss) per share for cumulative effect of
change in accounting principle                                     $    (0.02)         $     -
Weighted average shares outstanding                                    1,694,275         1,673,889

Basic earnings (loss) per share for net income (loss) after
cumulative effect of change in accounting principle                $    (0.11)         $  0.10
Weighted average shares outstanding                                    1,694,275         1,673,889

Diluted earnings (loss) per share for net income (loss)            $    (0.11)         $  0.08
Weighted average shares outstanding                                    1,694,275         2,008,605

                         CABLE LINK, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                                           1999                      1998
                                                                         MARCH 31                 December 31
                                                                       (UNAUDITED)                 (Audited)
                                                                      -----------                -----------
ASSETS
     Current Assets
           Cash                                                       $   104,099                $    61,418
           Accounts receivable, net                                     2,887,166                  3,228,285
           Income tax receivable                                          128,676                    389,023
           Inventories                                                  1,718,947                  2,368,694
           Prepaid expenses                                                61,576                     84,044
           Deferred income taxes                                          198,000                    198,000
           Covenant not to compete                                        136,873                    182,498
                                                                      -----------                -----------
                Total current assets                                  $ 5,235,337                $ 6,511,962
                                                                      -----------                -----------

      Property and Equipment
           Property and equipment, at cost                              1,914,350                  2,043,867
           Accumulated Depreciation                                   ( 1,071,476)               ( 1,108,912)
                                                                      -----------                -----------
                Total Property and Equipment                              842,874                    934,955
                                                                      -----------                -----------


      Other Assets
           Covenants not to Compete                                        43,920                     45,116
           Goodwill                                                       516,209                    530,857
           Deferred tax asset                                              55,000                     55,000
           Organization cost                                                 -                        42,246
           Deposits                                                        43,123                      44,123
                                                                      -----------                -----------
                Total other assets                                        658,252                     717,342

                TOTAL ASSETS                                          $ 6,736,463                $ 8,164,259
                                                                      ===========                ===========

                         CABLE LINK, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                                          1999                       1998
                                                                        MARCH 31                  December 31
                                                                       (UNAUDITED)                 (Audited)
                                                                       -----------                 ---------

           LIABILITIES
      Current Liabilities
           Current portion long-term obligation                       $    28,743                $    45,186
           Bank revolving credit line                                   2,474,038                  2,776,607
           Accounts payable                                             1,376,868                  2,180,117
           Acquisition bonus                                               15,000                     30,000

           Accrued expenses                                               432,894                    448,457
           Accrued warranty                                               220,965                    245,258
           Covenants not to compete                                        93,748                    152,498
                Total current liabilities                               4,642,256                  5,878,123
                                                                      -----------                -----------

      Long-term liabilities
           Covenant not to compete                                         29,166                     29,166
           Acquisition bonus                                              120,000                    120,000
           Long-term obligations                                           27,062                     27,063
                Total long-term liabilities                               176,228                    176,229
                                                                      -----------                -----------

                Total Liabilities                                     $ 4,818,484                $ 6,054,352
                                                                      -----------                -----------

                      STOCKHOLDERS' EQUITY
      Current Stockholders' Equity
           Common stock                                                 1,472,357                  1,463,387
           Additional paid-in capital                                     136,136                    136,136
           Retained earnings                                              309,486                    510,384
                                                                      -----------                -----------
                      Total Stockholders' Equity                        1,917,979                  2,109,907
                                                                      -----------                -----------

                      TOTAL LIABILITIES AND EQUITY                    $ 6,736,463                $ 8,164,259
                                                                      ===========                ===========

                         CABLE LINK, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

     Three Months Ending March 31, 1999 and the year ended December 31, 1998



                                       Shares of Issued                     Additional
                                       and Outstanding       Common           Paid-In       Retained
                                        Common Stock          Stock           Capital       Earnings          Total
                                       ----------------    -----------     -----------    -----------      -----------
BALANCE AT DECEMBER 31, 1997               1,673,802       $ 1,449,706     $   136,136    $   303,355      $ 1,889,197

Exercise of options and warrants              15,334       $    13,681            -              -         $    13,681

Net Income                                      -                 -               -       $   207,029      $   207,029
                                           ---------       -----------     -----------    -----------      -----------

BALANCE AT DECEMBER 31, 1998               1,689,136       $ 1,463,387     $   136,136    $   510,384      $ 2,109,907

Exercise of options and warrants               5,940       $    8,970             -              -         $     8,970

Net Income (loss)                               -                -                -       $(  200,899)     $(  200,899)
                                           ---------       -----------     -----------    -----------      -----------

BALANCE AT MARCH 31, 1999                  1,695,076       $ 1,472,357     $   136,136    $   309,486      $ 1,917,979
                                           =========       ===========     ===========    ===========      ===========


                         CABLE LINK, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

                          Three Months Ending March 31

                                                                                            1999                1998
                                                                                        ------------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                    $  ( 200,899)         $  161,949
      Adjustments to reconcile net income to net
        cash provided by (used in) operating activities:
           Depreciation and amortization                                                 137,155              51,145
           Loss on sale of equipment                                                      10,368                   -
           Cumulative effect of change in accounting principle                            42,246                   -
           (Increase) decrease in operating assets:
                Accounts receivable                                                      341,119            (393,966)
                Income tax receivable                                                    260,347                   -
                Inventories                                                              649,747             182,228
                Prepaid and other assets                                                  23,468              16,502
           Increase (decrease) in operating liabilities
                Accounts payable                                                        (803,249)           (151,544)
                Accrued warranty                                                         (24,293)                  -
                Acquisition bonus                                                        (15,000)                  -
                Accrued expenses                                                         (15,563)           (176,357)
                                                                                     ------------        -----------
                      Total adjustments                                                  606,345            (471,992)

      Net cash provided by (used in) operating activities                                405,446            (310,043)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                                                 (57,870)           ( 10,881)
      Proceeds from sales of equipment                                                    63,897                   -
                                                                                     ------------        -----------
           Net cash used in investing activities                                           6,027             (10,881)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from sales of common stock                                                  8,970               2,800
      Payments on covenant not to compete liability                                      (58,750)                  -
      Net increase (decrease) in line of credit                                         (302,569)            225,240
      Principal payments on debt                                                         (16,443)          (  27,441)
                                                                                     ------------        -----------
           Net cash provided by (used in) financing activities                          (368,792)            200,599
                                                                                     ------------        -----------

           Net increase (decrease) in cash                                                42,681            (120,325)

      Cash - beginning of period                                                          61,418             204,990
                                                                                     ------------        -----------
      Cash - end of period                                                             $ 104,099          $   84,665
                                                                                     ============        ===========

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
      Cash paid during the period for interest                                         $  63,019          $    8,846
      Cash paid for income taxes during the period                                     $   2,152          $  129,000

                         CABLE LINK, INC AND SUBSIDIARY
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NATURE AND SCOPE
On May 18, 1998 the Company purchased 85.1% of the common stock of PC & Parts, Inc dba Auro Computer System for $370,000 in cash. On December 28, 1998 the Company purchased the remaining minority interest for $100,000 in cash.

The interim consolidated financial statements have been prepared by the Company without an audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the consolidated financial position of the Company as of March 31, 1999, the consolidated results of operations for the three month ended March 31, 1999 and consolidated cash flow for the three month ended March 31, 1999. Interim results are not necessarily indicative of results for a full year.

The balance sheet as of December 31, 1998 has been derived from the financial statements that have been audited by the Company's independent public accountants. The financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's annual report, Form 10-KSB and the audited statements of the Subsidiary filed with Form 8-K/A on November 6, 1998.

BASIS OF PRESENTATION
The acquisition has been accounted for under the purchase method of accounting based on the Subsidiary's balance sheet as of May 5, 1998, the agreed upon closing date. The consolidated financial statements are on the accrual basis of accounting and include the financial statements of its wholly-owned Subsidiary after the acquisition closing date of May 5, 1998. All significant inter-company balances and transactions have been eliminated in consolidation.


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. Actual amounts could differ from these estimates.

AMORTIZATION OF GOODWILL
Purchased goodwill is amortized using the straight-line method over 15 years.

NOTE PAYABLE - BANK
As part of the acquisition, the Company borrowed $500,000, which bears interest at the prime interest rate plus 1%. This matures on April 30, 1999. As of May 1, 1999 this note was converted to a one year note and amortized on an equal monthly payment of principal based on a five year schedule ($8,333.33) plus interest. The interest rate is prime plus 1%.

ACQUISITION BONUS
In 1998, the Company Board of Directors approved a $180,000 bonus payable to the Chief Executive Officer of Cable Link related to the acquisition of the Subsidiary. The bonus is payable in equal monthly installments of $5,000. The payments, which commenced in the first twelve months beginning July 6, 1998, are without conditions. The remaining payments in the second and third twelve-month periods are subject to the conditions that the percentage of earnings of the Subsidiary is equal to or greater than 15% of the capital invested in the Subsidiary by the Company.

COVENANTS NOT TO COMPETE
Under the terms of the purchase agreement, the Company will pay the sellers $150,000 in monthly installment over two years. Accordingly, a short-term and long-term liability has been recognized. The Company has allocated $200,000 of the purchase price to the covenant to be amortized using the straight-line method over the same two year period. Additionally, the Company has a non compete agreement with the Subsidiary's former president through December 31, 1999. The amount of $82,500 will be paid over six months. Accordingly, a short-term asset and liability have been recorded and will be amortized using the straight-line method during 1999.

REPORTABLE SEGMENTS
The Company implemented Financial Accounting Standards Board Statement No. 131 "Disclosures About Segment of an Enterprise and Related Information." Comparative segment information is not presented for the first quarter ending March 31, 1998 since the acquisition of PC & Parts dba Auro Computer Systems date was not consummated until May 5, 1998.

Management has elected to identify the Company's reportable segments based on operating units: Cable Link, Inc and PC & Parts dba Auro Computer Systems.

Information related to the Company's first quarter 1999 reportable segments is as follow:

                                                                    Auro
                                              Cable Link          Computer
                                                 Inc.              Systems                Total
                                               ---------           ---------            ---------
       Revenues                             $  3,163,075        $  2,771,576         $  5,934,651
       Cost of sales                           2,073,846           2,561,859            4,635,705
                                             ------------        -----------         -------------
       Gross margin                            1,089,229             209,717            1,298,946
       Operating expenses                        784,014             589,160            1,373,174
                                             ------------        -----------         -------------
       Operating income (loss)                   305,215         (   379,443)         (    74,228)
       Interest expenses                     (    31,337)        (    31,682)         (    63,019)
       Other income (expenses)               (    10,211)              5,605          (     4,606)
                                             ------------        -----------         -------------
       Operating income (loss)              $    263,667        $(   405,520)        $(   141,853)
       Cumulative effect of change in
       accounting principle, net             (    42,246)                  -          (    42,246)
                                             ------------        -----------         -------------
       Operating income (loss) after change
       in accounting principle, net         $    221,361        $(   405,520)        $(   184,099)

       Total assets                         $  4,563,461        $  2,562,289         $  7,125,750

       Depreciation and amortization
       expenses                            $      47,509       $      74,998         $    122,507

A reconciliation of the segments' operating income to the consolidated net loss is a follows:

       Segments operating income             $(  184,099)
       Less:
          Income tax expense                       2,152
         Goodwill amortization                    14,648
       Consolidated net (loss) income        $(  200,899)

A reconciliation of the segments' total assets to the consolidated total assets is as follows:

       Segments total assets                 $ 7,125,750
       Plus:
          Goodwill                               516,209
       Less:
           Investment in subsidiary at cost   (  470,000)
           Intercompany receivables           (  435,496)

Consolidated total assets                    $ 6,736,463

A reconciliation of the segments' total depreciation and amortization to the consolidated total depreciation and amortization is as follows:

       Segments total depreciation and
         Amortization                       $    122,507
       Amortization of goodwill                   14,648
                                            ------------
       Consolidated total depreciation
       And amortization                     $    137,155

PROFORMA OPERATIONS
The following unaudited consolidated results of operations of the Company for the three months ended March 31, 1998 assumes that the acquisition of the Subsidiary occurred on January 1, 1998. These proforma results are not necessary indicative of the actual results of operations that would have been achieved nor are they necessary indicative of future results of operations.

       Net revenues                         $ 4,699,741
       Net income                                94,913
       Basic net income per share                   .06
       Diluted net income per share                 .05


NEW ACCOUNTING PRONOUNCEMENTS
On January 1, 1999, the Company adopted Statement of Position (SOP) 98-5 "Reporting of Start-up Activities," which requires all start-up costs previously capitalized by the Company to be expensed. The cumulative effect of the change in accounting principles is reflected in the statement of operations net of tax effects. All start-up costs incurred after adoption of the SOP will be expensed as incurred.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the object of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (I) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (II) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to affect its financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION.

The following discussion should be read in conjunction with the financial statements and footnotes appearing elsewhere herein. Fluctuations in annual operating results may occur as a result of certain factors such as the size and timing of customers' orders and competition. Due to such fluctuations, historical results and percentage relationships are not necessarily indicative of the results for any future period. Statements which are not historical facts contained in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results and are made pursuant to the "safe harbor provisions of the Private Securities Litigation Act of 1995". Factors that could cause actual results to differ materially include, but are not limited to, the following: the ability to obtain new contracts at attractive prices; the size and timing of customers orders; fluctuations in customer demand; competitive factors; the timely completion of contracts; and general economic conditions, both domestically and abroad. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

GENERAL

Cable Link, Inc. (Cable Link) sells new, used and refurbished cable TV equipment in addition to repairing equipment for cable companies within the United States and various international markets. The Company operates both its administrative and manufacturing operations from a singe, leased facility in Columbus, Ohio.

In 1998 the Company purchased 100% of the stock of PC & Parts, Inc. dba Auro Computer Systems (the "Subsidiary"). The Subsidiary is located in a suburb of Columbus and resells computer hardware and assembles computer hardware components into personal computers. The Subsidiary also sells personal computer software and provides both Wide Area Network (WAN) and Local Area Network (LAN), year 2000 testing solutions, and many other service and support needs throughout Central Ohio and the surrounding are. Beginning in February 1999, the Subsidiary will outsource all computer hardware assembly.

RESULTS OF OPERATIONS

NET SALES
Net sales for the Company for the first quarter ending March 31, 1999 were $5,934,651 compared to $2,712,166 for the first quarter ending March 31, 1998, an increase of $3,222,485. This represents an increase of 118.8% over the previous year for the same period. The increase in sales is primarily attributable to the inclusion of sales of the Subsidiary. Sales for Cable Link for the first quarter ending March 31, 1999 increased $450,900 or 16.6% as compared to the same period in 1998.

COST OF GOOD SOLD
The cost of goods sold for the Company for the first quarter ending March 31, 1999 was $4,635,705, an increase of $2,806,768 as compared to same period for 1998. The increase in 1999 is primarily attributable to the inclusion of the Subsidiary's cost of goods sold for 1999. Hardware and software sales for the Subsidiary carry substantially higher cost of goods sold as compared to those products sold by Cable Link. The Subsidiary is focusing efforts on the service side of the business, which could contribute, to higher gross margins in the future. Cable Link's cost of goods sold increased slightly due to the increase in sales and the sale of new products, which carry a lower gross margin than its refurbished equipment sales and repairs.

OPERATING EXPENSES
Operating Expenses increased to $1,387,822 for the first quarter ending March 31,1999 as compared to $678,510 for the same period in 1998. The increase in the operating expenses is attributable in part to the inclusion of the Subsidiary's operating expenses. Operating expenses decreased to 23.4% of sales for the first quarter ending March 31,1999 from 25.0% for the same period in 1998. The decrease in operating expenses as a percent of sales is due to the inclusion of the sales of the Subsidiary and the increase in Cable Links sales. Cable Link and the Subsidiary continue to implement procedures and review the Company's organizational structure in an attempt to increase efficiencies and further reduce costs.

INCOME (LOSS) FROM OPERATIONS
The loss from operations for the first quarter ending March 31, 1999 was $88,876 as compared to a income of $204,719 for the same period in 1998, a decrease of $293,595. The decrease in income from operations is a result of the Company's increase in cost of goods sold and an increase in operating expenses. The increase in hardware, software, and new products sales resulted in an increase in the cost of goods sold for the Company. These product sales carry a higher product cost than the service, repair, and refurbishing sales.

In the first quarter of 1999, the Subsidiary hired additional sales people in an effort to increase the Subsidiary's service sales. The increase in the sales force and costs otherwise associated with this change of focus contributed to the Subsidiary's loss from operations.



The following are management's discussion and analysis of material changes in financial position during the first quarter ending March 31,1999.

ACCOUNTS RECEIVABLE
Accounts Receivable decreased $341,199 or 10.6% from December 31, 1998 as compared to the March 31, 1999 balance of $2,887,166. This decrease in Accounts Receivable is due to improved collections on accounts and the decrease in sales for the first quarter for the Subsidiary.

INVENTORIES
Inventory decreased 27.4% or $649,747 from December 31, 1998 as compared to March 31, 1999. Approximately one third of the decrease is attributable to the non-replenishment of inventory of the Subsidiary due to outsourcing the assembly of the computers sold. The remaining two third decrease is attributable to the sale of new products from Cable Link's inventory.

COVENANTS NOT TO COMPETE
Under the terms of Amendment No. 1 of the Stock Purchase and Non-Compete Agreement included as exhibit 2.3 of the Form 8-K/A filed on November 6, 1998, the Company will pay the sellers of the Subsidiary $150,000 in monthly installments over two years and the sellers agreed to not compete with the Subsidiary for two years. A short-term and a long-term liability have been recognized. The Company allocated $200,000 of the purchase price to the covenant to not compete to be amortized using the straight-line method over the same two year period. The Company has a non-compete agreement with the Subsidiary's former president through December 31, 1999. The amount of $82,500 will be paid over six months. Accordingly, a short-term asset and liability have been recorded and will be amortized using the straight-line method during 1999.

ACCOUNTS PAYABLE
Accounts Payable decreased 36.8% or $803,249 from December 31, 1998 as compared to March 31, 1999. The majority of the decrease is attributable to decline in the Subsidiary's inventory stocking level and the decrease in the inventory level of Cable Link. The inventory of Cable Link was purchased on negotiated dated terms.

SHORT TERM OBLIGATIONS
Short-term obligations decreased by $302,569 from December 31, 1998 as compared to March 31, 1999. This decrease is due to improved cash flow generated by higher sales by Cable Link and improvement in accounts being received within terms.

ACCRUED WARRANTY EXPENSE
The Subsidiary provides a three year on-site parts and labor warranty on hardware sold. Replacement components are generally provided by the original equipment manufacturer. The Subsidiary is responsible for installing the replacement parts. The Subsidiary has estimated the future labor costs to install replacement parts for the systems that remain under this warranty as of December 31, 1998. Based on past experience the majority of warranty calls are made during the first few months of ownership, and therefore the entire liability is classified as short term. In

August 1998, the Subsidiary revised its warranty policy to provide for on-site parts and labor service for thirty days. After thirty days, the customer will be charged for all travel time, unless an extended warranty is purchased.


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

The Company finances its operations primarily through internally generated funds and bank lines of credit totaling $3,300,000. Bank borrowings decreased by $302,569 in the first quarter ending March 31,1999 compared to December 31, 1998. Accounts receivable decreased $341,199 or 10.6% from December 31, 1998 as compared to March 31, 1999. Inventory decreased $649,747 from December 31, 1998 to March 31, 1999 or 27.4%. Accounts Payable decreased $803,249 from December 31, 1998 as compared to March 31, 1999

As the need for additional capital arises from the increase in business, the company has made arrangements with the lender through the existing bank credit facility to meet its needs.

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

         Accounting - The Company purchased and installed new accounting system software and hardware or upgrades from outside vendors that are Year 2000 compliant. These upgrades and new systems were required to implement reporting enhancements and were not purchased solely to become year 2000 compliant.

         Repair equipment - All repair equipment has been tested and the required modification or upgrades have been completed.

         Sales and service order system - All modifications to software have been made to be year 2000 compliant. These modifications have been tested.

The Company is also communicating with its major customers, suppliers and financial institutions to assess the potential impact on the Company's operations if those third parties fail to become Year 2000 compliant in a timely manner. While this process is not complete, based on responses to date, it appears that many of those customers and suppliers have only indicated that they have in place Year 2000 readiness programs, without specifically confirming that they will be Year 2000 compliant in a timely manner. Risk assessment, readiness evaluation, and contingency plans are expected to be completed by December 31, 1999. The Company's key financial institutions have been surveyed and it is the Company's understanding that they are or will be Year 2000 compliant on or before December 31, 1999. The Subsidiary does not take responsibility for any software purchased from the Subsidiary that does not allow for the year 2000 rollover. The Subsidiary is providing all major customers with information to assist them in evaluating processing systems.

The costs incurred to date related to its Year 2000 activities have not been material to the Company and based upon estimates, the Company does not believe that the total cost of its Year 2000 readiness programs will have a material adverse impact on the Company's results of operations or financial condition.

Based on the Company's current assessment of its information and non-informational technology systems, it does not believe it is necessary to develop extensive contingency plans for those systems. There can be no assurance, however, that any of the Company's plans will be sufficient to handle all problems or issues that may arise.

The Company believes that it is taking reasonable steps to identify and address those matters that could cause serious interruptions in its business and operations due to Year 2000 issues. However, delays in the implementation of new systems, a failure to fully identify all Year 2000 deficiencies in the Company's systems and in the systems of its suppliers, customers and financial institutions, a failure of such third parties to adequately address their respective Year 2000 issues, or a failure of any plan could have a material adverse effect on the Company's business, financial conditions and results of operations. For example, the Company would experience a material adverse impact on its business if significant suppliers' systems fail to timely provide the Company with necessary inventories or services due to Year 2000 system failures.

The statements set forth herein concerning Year 2000 issues which are not historical facts are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. In particular, the costs associated with the Company's Year 2000 programs and the time frame in which the Company plan to complete Year 2000 modifications are based upon management's best estimates. These estimates were derived from internal assessments and assumptions of future events. These estimates may be adversely affected by the continued availability of personnel and system resources, and by the failure of significant third parties to properly address Year 2000 issues. Therefore, there can be no guarantee that any estimates, or other forward-looking statements will be achieved, and actual results could differ significantly from those contemplated.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

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

                  (10) Consents. The consent of Groner, Boyle & Quillin, LLP

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

                                        CABLE LINK, INC.

Dated    May 14, 1999                   By       s/ Bob Binsky
     ------------------------------       -----------------------------------
                                             Bob Binsky, Chairman of the Board
                                             (principal executive officer)


                                        By       s/ Zaida Wahlberg
                                          -----------------------------------
                                             Zaida Wahlberg, Treasurer
                                             (principal accounting officer)

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

2.2.       Code of Regulations of Cable Link, Inc., as amended (incorporated by
           reference to Exhibit 2.2 to the Form 10-SB).                                             *

3.1.       See Articles IV, V and VI of the Articles of Incorporation of the
           Registrant (see Exhibit 3.1).

3.2.       See Articles I, IV and VII of the Code of Regulations of the
           Registrant (see Exhibit 3.2).

6.1.       1995 Stock Option Plan dated October 17, 1995 (incorporated by reference
           to Exhibit 6.1 to the Form 10-SB).                                                       *

6. 2.      Warrant Agreement for Axxess International Group, Inc. dated January 8,
           1997 (incorporated by reference to Exhibit 6.2 to the Form 10-SB).                       *

6. 3.      Non-Competition and Consulting Agreement dated October 18, 1994
           (incorporated by reference to Exhibit 6.3 to the Form 10-SB).                            *

6. 4.      First Amendment Agreement to Non-Competition and Consulting Agreement
           dated June 1, 1995 (incorporated by reference to Exhibit 6.4 to the Form
           10-SB).                                                                                  *

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

10.1       Consent of Groner, Boyle & Quillin, LLP (incorporated by reference to                    *
           Exhibit 10.1 to the Form 10-KSB40 of Registrant filed March 31, 1999,
           Registration No. 0-23111)

27.        Financial Data Schedule (submitted electronically for SEC purposes only)

           *Incorporated by reference