Form 10QSB
period 1999-06-30
CABLE LINK INC
filed 1999-08-13
CIK 893139

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly period ended June 30, 1999.

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,695,076 shares of Common Stock as of July 31, 1999

         Transitional Small Business Disclosure Format (check one):


Yes   X      No
    -----      -----

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                     CABLE LINK, INC. AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                  3 Months Ending June 30      6 Months Ending June 30
                                                     1999         1998           1999           1998
                                                  ----------   -----------    -----------    ----------
Net Sales                                         $6,198,988    $4,331,464    $12,133,639    $7,043,631


      Cost of goods sold                           4,952,468     3,268,808      9,588,173     5,097,745
      Operating expenses                           1,401,405       797,738      2,789,227     1,476,248
                                                  ----------    ----------    -----------    ----------

           Total expenses                          6,353,873     4,066,546     12,377,400     6,573,993
                                                  ----------    ----------    -----------    ----------

Income (loss) from operations                       (154,885)      264,918       (243,761)      469,638

      Interest expense                               (50,300)      (13,626)      (113,319)      (22,472)

      Other income                                     4,802         1,010            196         1,337
                                                  ----------    ----------    -----------    ----------


Income (loss) before taxes                          (200,383)      252,302       (356,884)      448,503

      Provision for taxes                              3,422        54,251          5,574        88,502
                                                  ----------    ----------    -----------    ----------

Net Income (loss) before cumulative effect of
change in accounting principle                      (203,805)      198,051       (362,458)      360,001

Cumulative effect of change in accounting
principle                                               --            --          (42,246)         --
                                                  ----------    ----------    -----------    ----------


Net income (loss)                                 $ (203,805)   $  198,051    $  (404,704)   $  360,001
                                                  ==========    ==========    ===========    ==========

Basic earnings (loss) per share for net
income (loss) before cumulative effect of
change in accounting principle                    $    (0.12)   $     0.12    $     (0.21)   $     0.21
Weighted average shares outstanding                1,695,076     1,675,386      1,694,680     1,674,647

Basic (loss) per share for cumulative effect of
change in accounting principle                          --            --      $     (0.03)         --
Weighted average shares outstanding                1,695,076     1,675,386      1,694,680     1,674,647

Basic earnings (loss) per share for net
income (loss) after cumulative effect of
change in accounting principle                    $    (0.12)   $     0.12    $     (0.24)   $     0.21
Weighted average shares outstanding                1,695,076     1,675,386      1,694,680     1,674,647

Diluted earnings (loss) per share for
net income (loss)                                 $    (0.12)   $     0.10    $     (0.24)   $     0.18
Weighted average shares outstanding                1,695,076     1,987,038      1,694,680     2,006,090

                         CABLE LINK, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                  1999           1998
                                                 JUNE 30      December 31
                                               (UNAUDITED)     (Audited)
                                               -----------    -----------
ASSETS
     Current Assets
           Cash                                $    69,838    $    61,418
           Accounts receivable, net              3,244,443      3,228,285
           Income tax receivable                   126,417        389,023
           Inventories                           1,801,290      2,368,694
           Prepaid expenses                        111,080         84,044
           Deferred income taxes                   198,000        198,000
           Covenant not to compete                  91,248        182,498
                                               -----------    -----------
                Total current assets           $ 5,642,316    $ 6,511,962
                                               -----------    -----------

      Property and Equipment
           Property and equipment, at cost       1,948,584     2,043,867
           Accumulated Depreciation             (1,140,199)   (1,108,912)
                                               -----------    -----------
                Total Property and Equipment       808,385       934,955
                                               -----------    -----------


      Other Assets
           Covenants not to Compete                 42,724         45,116
           Goodwill                                501,560        530,857
           Deferred tax asset                       55,000         55,000
           Organization cost                          --           42,246
           Deposits                                 39,599         44,123
                                               -----------    -----------
                Total other assets                 638,883        717,342
                                               -----------    -----------
                TOTAL ASSETS                   $ 7,089,584    $ 8,164,259
                                               ===========    ===========

                         CABLE LINK, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                 1999          1998
                                                JUNE 30     December 31
                                              (UNAUDITED)    (Audited)
                                              -----------   -----------
     LIABILITIES
Current Liabilities
     Current portion long-term obligation      $   12,813   $   45,186
     Bank revolving credit line                 1,740,912    2,776,607
     Accounts payable                           2,377,685    2,180,117
     Acquisition bonus                               --         30,000

     Accrued expenses                             421,029      448,457
     Accrued warranty                             197,230      245,258
     Covenants not to compete                      34,998      152,498
                                               ----------   ----------
          Total current liabilities             4,784,667    5,878,123
                                               ----------   ----------

Long-term liabilities
     Covenant not to compete                       29,166       29,166
     Acquisition bonus                            120,000      120,000
     Note payable-bank                            400,000         --
     Long-term obligations                         41,579       27,063
                                               ----------   ----------
          Total long-term liabilities             590,745      176,229
                                               ----------   ----------

          Total Liabilities                    $5,375,412   $6,054,352
                                               ----------   ----------

                STOCKHOLDERS' EQUITY
Current Stockholders' Equity
     Common stock                               1,472,357    1,463,387
     Additional paid-in capital                   136,136      136,136
     Retained earnings                            105,679      510,384
                                               ----------   ----------
                Total Stockholders' Equity      1,714,172    2,109,907
                                               ----------   ----------

                TOTAL LIABILITIES AND EQUITY   $7,089,584   $8,164,259
                                               ==========   ==========

                                      CABLE LINK, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

                    Six Months Ended June 30, 1999 and the year ended December 31, 1998

                                  Shares of Issued              Additional
                                  and Outstanding    Common       Paid-In      Retained
                                   Common Stock       Stock       Capital      Earnings          Total
                                  --------------   ----------   ----------     ---------      ----------
BALANCE AT DECEMBER 31, 1997         1,673,802     $1,449,706     $136,136     $ 303,355      $1,889,197

Exercise of options and warrants        15,334     $   13,681         --            --        $   13,681

Net Income                                --             --           --       $ 207,029      $  207,029
                                     ---------     ----------     --------     ---------      ----------

BALANCE AT DECEMBER 31, 1998         1,689,136     $1,463,387     $136,136     $ 510,384      $2,109,907

Exercise of options and warrants         5,940     $    8,970         --            --        $    8,970

Net Income (loss)                         --             --           --       $(404,704)     $ (404,704)
                                     ---------     ----------     --------     ---------      ----------

BALANCE AT JUNE 30, 1999             1,695,076     $1,472,357     $136,136     $ 105,679      $1,714,172
                                     =========     ==========     ========     =========      ==========

                                CABLE LINK, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

                                   Six Months Ending June 30

                                                                      1999            1998
                                                                   ----------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                   $ (404,704)     $ 360,001
      Adjustments to reconcile net income to net
        cash provided by (used in) operating activities:
           Depreciation and amortization                              272,854        128,577
           Loss on sale of equipment                                   15,368           --
           Cumulative effect of change in accounting principle         42,246           --
           (Increase) decrease in operating assets:
                Accounts receivable                                   (16,158)      (176,776)
                Income tax receivable                                 262,606           --
                Inventories                                           567,404         84,665
                Prepaid and other assets                              (22,512)       (39,649)
           Increase (decrease) in operating liabilities
                Accounts payable                                      197,568       (250,723)
                Accrued warranty                                      (48,028)          --
                Acquisition bonus                                     (30,000)          --
                Accrued expenses                                      (27,428)      (269,120)
                                                                   ----------      ---------
                      Total adjustments                             1,213,920       (523,026)
                                                                   ----------      ---------

      Net cash provided by (used in) operating activities             809,216       (163,025)
                                                                   ----------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of stock of PC & Parts, Inc                            --         (700,000)
      Cash acquired from PC & Parts, Inc                                 --           50,359
      Purchase of property and equipment                             (102,610)       (24,565)
      Proceeds from sales of equipment                                 63,897           --
                                                                   ----------      ---------
           Net cash used in investing activities                      (38,713)      (674,206)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from sales of common stock                               8,970          2,801
      Payments on covenant not to compete liability                  (117,500)          --
      Net increase (decrease) in line of credit                      (619,028)       372,483
      Issuance of long-term debt                                       14,515           --
      Proceeds from issuance of long-term debt                           --          254,035

      Principal payments on debt                                      (49,040)       (54,414)
      Sale of stock of subsidiary                                        --          100,000
                                                                   ----------      ---------
           Net cash provided by (used in) financing activities       (762,082)       674,905
                                                                                   ---------

           Net increase (decrease) in cash                              8,420       (162,326)

      Cash - beginning of period                                       61,418        204,990
                                                                   ----------      ---------
      Cash - end of period                                         $   69,838      $  42,664
                                                                   ==========      =========

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
      Cash paid during the period for interest                     $  113,319      $  22,472
      Cash paid for income taxes during the period                 $ (243,532)     $ 192,993

                         CABLE LINK, INC AND SUBSIDIARY
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NATURE AND SCOPE
On May 18, 1998 the Company purchased 85.1% of the common stock of PC & Parts, Inc d.b.a. Auro Computer System for $370,000 in cash. On December 28, 1998 the Company purchased the remaining minority interest for $100,000 in cash.

The interim consolidated financial statements have been prepared by the Company without an audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the consolidated financial position of the Company as of June 30, 1999, the consolidated results of operations for the six months ended June 30, 1999 and consolidated cash flow for the six months ended June 30, 1999. Interim results are not necessarily indicative of results for a full year.

The balance sheets as of December 31, 1998 have been derived from the financial statements that have been audited by the Company's independent public accountants. The financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's annual report, Form 10-KSB and the audited statements of the Subsidiary filed with Form 8-K/A on November 6, 1998.

BASIS OF PRESENTATION
The acquisition has been accounted for under the purchase method of accounting based on the Subsidiary's balance sheet as of May 5, 1998, the agreed upon closing date. The consolidated financial statements are on the accrual basis of accounting and include the financial statements of its wholly owned Subsidiary after the acquisition closing date of May 5, 1998. All significant inter-company balances and transactions have been eliminated in consolidation.


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

NOTE PAYABLE - BANK
As part of the acquisition, the Company borrowed $500,000, which bears interest at the prime interest rate plus 1%. This matured on April 30, 1999. As of May 1, 1999 this note was converted to a one-year note and amortized on an equal monthly payment of principal based on a five-year schedule ($8,333.33/monthly) plus interest. The interest rate is prime plus 1%.

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

COVENANTS NOT TO COMPETE
Under the terms of the purchase agreement, the Company will pay the sellers $150,000 in monthly installment over two years. Accordingly, a short-term and long-term liability has been recognized. The Company has allocated $200,000 of the purchase price to the covenant to be amortized using the straight-line method over the same two year period. Additionally, the Company has a non-compete agreement with the Subsidiary's former president through December 31, 1999. The amount of $82,500 has been paid over six months ending June 30, 1999. Accordingly, a short-term asset and liability have been recorded and will be amortized using the straight-line method during 1999.


REPORTABLE SEGMENTS
The Company implemented Financial Accounting Standards Board Statement No. 131 "Disclosures About Segment of an Enterprise and Related Information." Comparative segment information for the three and six months ending June 30 ,1998 include the subsidiary from May 5, 1998 since the acquisition of PC & Parts d.b.a. Auro Computer Systems date was not consummated until May 5, 1998

Management has elected to identify the Company's reportable segments based on operating units: Cable Link, Inc and PC & Parts d.b.a. Auro Computer Systems.

Information related to the Company's second quarter 1999 and 1998 reportable segments is as follow:

                                      Cable Link, Inc              Auro Computer System              Total Company
                                  3 months       3 months        3 months        3 months       3 months        3 months
                                   ending         ending          ending          ending         ending          ending
                               June 30, 1998   June 30, 1999   June 30, 1998   June 30, 1999  June 30, 1998   June 30, 1999
                               -------------   -------------   -------------   -------------  -------------   -------------
Revenues                         $2,686,308      $2,043,754      $3,512,680      $2,287,710     $6,198,988      $4,331,464
Cost of sales                     1,764,966       1,213,334       3,187,502       2,055,474      4,952,468       3,268,808
                                 ----------      ----------      ----------      ----------     ----------      ----------
Gross margin                        921,342         830,420         325,178         232,236      1,246,520       1,062,656
Operating expenses                  757,356         606,271         629,401         178,924      1,386,757         785,195
                                 ----------      ----------      ----------      ----------     ----------      ----------
Operating income (loss)             163,986         224,149        (304,223)         53,312       (140,237)        277,461
Interest expenses                   (14,432)        (16,055)        (35,868)          2,429        (50,300)        (13,626)
Other income (expenses)               1,224             384           3,578             626          4,802           1,010
                                 ----------      ----------      ----------      ----------     ----------      ----------
Operating income (loss)          $  150,778      $  208,478      $ (336,513)     $   56,367     $ (185,735)     $  264,845
Cumulative effect of change
in accounting principle, net           --              --              --              --             --              --
                                 ----------      ----------      ----------      ----------     ----------      ----------

Operating income (loss)
after change in accounting
principle, net                   $  150,778      $  208,478      $ (336,513)         56,367     $ (185,735)     $  264,845
                                 ==========      ==========      ==========      ==========     ==========      ==========

                                      Cable Link, Inc                 Auro Computer System                Total Company
                                  6 months         6 months         6 months         6 months        6 months         6 months
                                   ending           ending           ending           ending          ending           ending
                               June 30, 1999    June 30, 1998    June 30, 1999    June 30, 1998    June 30, 1999   June 30, 1998
                               -------------    -------------    -------------    -------------    -------------   -------------
Revenues                         $5,849,383       $4,755,921       $6,284,256       $2,287,710     $12,133,639       $7,043,631
Cost of sales                     3,838,812        3,042,271        5,749,361        2,055,474       9,588,173        5,097,745
                                 ----------       ----------       ----------       ----------     -----------       ----------
Gross margin                      2,010,571        1,713,650          534,895          232,236       2,545,466        1,945,886
Operating expenses                1,541,370        1,284,781        1,218,561          178,924       2,759,931        1,463,705
                                 ----------       ----------       ----------       ----------     -----------       ----------
Operating income (loss)             469,201          428,869         (683,666)          53,312        (214,465)         482,181
Interest expenses                   (45,769)         (24,901)         (67,550)           2,429        (113,319)         (22,472)
Other income (expenses)              (8,987)             711            9,183              626             196            1,337
                                 ----------       ----------       ----------       ----------     -----------       ----------
Operating income (loss)          $  414,445       $  404,679       $ (742,033)      $   56,367     $  (327,588)      $  461,046
Cumulative effect of change
in accounting principle, net        (42,246)            --               --               --           (42,246)            --
                                 ----------       ----------       ----------       ----------     -----------       ----------

Operating income (loss)
after change in accounting
principle, net                   $  372,199       $  404,679       $ (742,033)      $   56,367     $  (369,834)      $  461,046
                                 ==========       ==========       ==========       ==========     ===========       ==========



Total assets                     $4,925,778       $4,387,720       $2,939,730       $2,913,055     $ 7,865,508       $7,300,775

Depreciation and
amortization expenses            $  126,060       $  113,610       $  146,794       $   14,967     $   272,854       $  128,577

A reconciliation of the segments' operating income to the consolidated net loss is a follows:

                                          Six months        Six months
                                            ending            ending
                                        June 30, 1999     June 30, 1998
                                        -------------     -------------
       Segments operating income          $(369,834)        $461,046
       Less:
          Income tax expense                  5,574           88,502
         Goodwill amortization               29,296           12,543
                                          ---------         --------
       Consolidated net (loss) income     $(404,704)        $360,001

A reconciliation of the segments' total assets to the consolidated total assets is as follows:

                                                Six months        Six months
                                                  ending            ending
                                              June 30, 1999     June 30, 1998
                                              -------------     -------------
       Segments total assets                    $7,865,508        7,300,775
       Plus:
          Goodwill                                 501,560        1,116,365
       Less:
           Investment in subsidiary at cost       (470,000)        (720,000)
           Intercompany receivables               (807,484)        (391,573)
                                                ----------       ----------
Consolidated total assets                       $7,089,584       $7,305,567

A reconciliation of the segments' total depreciation and amortization to the consolidated total depreciation and amortization is as follows:

                                              Six months      Six months
                                                ending          ending
                                            June 30, 1999   June 30, 1998
                                            -------------   -------------
       Segments total depreciation and
         Amortization                         $243,558        $116,034
       Amortization of goodwill                 29,296          12,543
                                              --------        --------
       Consolidated total depreciation
       And amortization                       $272,854        $128,577


PROFORMA OPERATIONS
The following unaudited proforma consolidated results of operations of the Company for the six-month ended June 30, 1998 assumes that the acquisition of the Subsidiary occurred on January 1, 1998 instead of May 5, 1998. These proforma results are not necessary indicative of the actual results of operations that would have been achieved nor are they necessary indicative of future results of operations.

       Net revenues                        $10,064,084
       Net income                              214,253
       Basic net income per share                  .13
       Diluted net income per share                .11

NEW ACCOUNTING PRONOUNCEMENT
On January 1, 1999, the Company adopted Statement of Position (SOP) 98-5 "Reporting of Start-up Activities," which requires all start-up costs previously capitalized by the Company to be expensed. The cumulative effect of the change in accounting principles is reflected in the statement of operations net of tax effects. All start-up costs incurred after adoption of the SOP will be expensed as incurred.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the object of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (I) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (II) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective (as deferred by SFAS 137) for all fiscal quarters of fiscal years beginning after June 15, 2000.

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

In 1998 the Company purchased 100% of the stock of PC & Parts, Inc. d.b.a. Auro Computer Systems (the "Subsidiary"). The Subsidiary is located in a suburb of Columbus and resells computer hardware and assembles computer hardware components into personal computers. The Subsidiary also sells personal computer software and provides both Wide Area Network (WAN) and Local Area Network (LAN), year 2000 testing and solutions, and many other services and support needs throughout Central Ohio and the surrounding areas.

RESULTS OF OPERATIONS

NET SALES
Net sales for the Company for the second quarter ending June 30, 1999 were $6,198,988 compared to $4,331,464 for the second quarter ending June 30, 1998, an increase of $1,867,524. This represents an increase of 43.1% over the previous year for the same period. Sales for the six months ending June 30, 1999 were $12,133,639 as compared to $7,043,631 over the same six-month period in 1998, an increase of $5,090,008 or 72.3%. The increase in sales is primarily attributable to the inclusion of sales of the Subsidiary.

COST OF GOODS SOLD
The cost of goods sold for the Company for the second quarter ending June 30, 1999 was $4,952,468 and $9,588,173 for the six months ending June 30,1999, an increase of $1,683,660 and $4,490,428 over the same periods in 1998 respectively. The majority of the increase is attributable to the inclusion of the Subsidiary's cost of goods sold. Hardware and software sales for the Subsidiary carry substantially higher cost of goods sold as compared to those products sold by Cable Link. The Subsidiary is focusing efforts on the service side of the business, which could contribute, to higher gross margins in the future. Cable Link's cost of goods sold increased slightly due to the increase in sales and the sale of new products, which carry a lower gross margin than its refurbished equipment sales and repairs.

OPERATING EXPENSES
Operating Expenses increased to $1,401,405 for the three-month period ending June 30, 1999 as compared to $797,738 for the same period ending in 1998. The operating expenses for the six-month period ending June 30, 1999 were $2,789,227 as compared to $1,476,248 for the 1998 comparable period. The increase in the operating expenses is primarily attributable to the inclusion of the Subsidiary's operating expenses.

Cable Link and the Subsidiary continue to implement procedures and review the Company's organizational structure in an attempt to increase efficiencies and further reduce costs.

INCOME (LOSS) FROM OPERATIONS
The loss from operations for the second quarter ending June 30, 1999 was $154,885 as compared to the income of $264,918 for the same period in 1998, a decrease of $419,803. The loss from operations for the six-months ending June 30, 1999 was $243,761 as compared to income of $469,638 for the six-months ending June 30, 1998. The decrease in income from operations is a result of the Company's increase in cost of goods sold and an increase in operating expenses. The increase in hardware, software, and new products sales resulted in an increase in the cost of goods sold for the Company. These product sales carry a higher product cost than the service, repair, and refurbishing sales.

In the second quarter of 1999, the Subsidiary hired a new president in an effort to increase the Subsidiary's service sales. The increase in the sales force for the six-months ending June 1999 and costs otherwise associated with this change of focus contributed to the Subsidiary's loss from operations.

TAXES
The provision for taxes for the second quarter ending June 30, 1999 was $3,422 compared to $54,251 for the second quarter ending June 30, 1998. This decrease is due to the tax operating loss incurred by the Subsidiary which offset taxable income incurred by Cable Link. The full tax benefit of these losses has not been accrued because the realization of these benefits is not more likely than not at this time.

The following are management's discussion and analysis of material changes in financial position during the second quarter ending June 30, 1999.

INVENTORIES
Inventory decreased 24% or $567,404 from December 31, 1998 as compared to June 30, 1999. The decrease is primarily due to Cable Link's sales of existing inventory for the six months ending June 30, 1999.

COVENANTS NOT TO COMPETE
Under the terms of Amendment No. 1 of the Stock Purchase and Non-Compete Agreement included as exhibit 2.3 of the Form 8-K/A filed on November 6, 1998, the Company will pay the sellers of the Subsidiary $150,000 in monthly installments over two years and the sellers agreed to not compete with the Subsidiary for two years. A short-term and a long-term liability have been recognized. The Company allocated $200,000 of the purchase price to the covenant to not compete to be amortized using the straight-line method over the same two year period. The Company has a non-compete agreement with the Subsidiary's former president through December 31, 1999. The amount of $82,500 has been paid over six months ending June 30, 1999. Accordingly, a short-term asset and liability have been recorded and will be amortized using the straight-line method during 1999.

SHORT TERM OBLIGATIONS
The short-term obligations ending December 1998 included a term note of $500,000. This note was converted on May 1, 1999 and will now be amortized on equal monthly payment on a five-year schedule ($8,333.33). As of June 30, 1999 $400,000 has been classified as a long-term note.

The bank line of credit decreased by $619,028 from December 31, 1998 as compared to June 30, 1999. This decrease is due to improved cash flows generated by higher sales by Cable Link and improvement in accounts being received within terms.

ACCRUED WARRANTY EXPENSE
The Subsidiary provides a three year on-site parts and labor warranty on hardware sold. Replacement components are generally provided by the original equipment manufacturer. The Subsidiary is responsible for installing the replacement parts. The Subsidiary has estimated the future labor costs to install replacement parts for the systems that remain under this warranty as of December 31, 1998. Based on past experience the majority of warranty calls are made during the first few months of ownership, and therefore the entire liability is classified as short term. In August 1998, the Subsidiary revised its warranty policy to provide for on-site parts and labor service for thirty days. After thirty days, the customer will be charged for all travel time, unless an extended warranty is purchased. Based on the new policy the accrued warranty expense has decreased $48,028 from December 31, 1998 to June 30, 1999.

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

The Company finances its operations primarily through internally generated funds and bank lines of credit totaling $3,300,000. Bank borrowings decreased by $619,028 in the second quarter ending June 30,1999 compared to December 31, 1998. Accounts receivable increased $16,158 from December 31, 1998 as compared to June 30, 1999. Inventory decreased $567,404 from December 31, 1998 to June 30, 1999 or 24%. Accounts Payable increased $197,568 from December 31, 1998 as compared to June 30, 1999.

As the need for additional capital arises from the increase in business, the company has made arrangements with the lender through the existing bank credit facility to meet its needs.

The external sources of cash include the bank line of credit and the $500,000 term note. The Company anticipates no material capital expenditures at this time. The Company believes that its available financial resources including the line of credit facility and operating cash flow will be adequate to meet its foreseeable working capital, debt service and capital expenditures requirements.

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

OTHER
On June 21, 1999 the Company signed an agreement with Scientific-Atlanta which authorizes and approves Cable Link Inc as an out of warranty repair facility.

On September 1, 1999 the Company will begin operating a single leased facility in Hollywood, Florida. This facility will be to service Cable Link's international customers for sales and repair of CATV equipment as well as establish a Florida market for computer services and hardware sales that the Subsidiary offers.

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

               See Exhibit 6.7. Eric S. Newman Independent Consulting Letter Agreement dated August 1, 1994.

               See Exhibit 6.8. Loan and Security Agreement dated November 27, 1996.

               See Exhibit 6.9. Promissory Note dated April 30, 1997.

               See Exhibit 6.10. Lease dated November 4, 1992 and Lease Modification Agreement dated October 26, 1995 for Suite 201, 280 Cozzins, Columbus, Ohio.

               (7) Material Foreign Patents. None.

               (8) Plan of Acqusition, Reorganization, etc.

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

               (10) Consents. The consent of Groner, Boyle & Quillin, LLP

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CABLE LINK, INC.

Dated  August 12, 1999                      By       s/ Bob Binsky
     -------------------                      ----------------------------------
                                              Bob Binsky, Chairman of the Board
                                              (principal executive officer)


                                            By       s/ Zaida Wahlberg
                                              ----------------------------------
                                              Zaida Wahlberg, Treasurer
                                              (principal accounting officer)

                                               EXHIBIT INDEX

                                                                                                 PAGE IN
                                                                                              SEQUENTIALLY
                                                                                                NUMBERED
EXHIBIT                                                                                           COPY
2.1.       Articles of Incorporation of Cable Link, Inc., as amended (incorporated by reference to Exhibit 2.1 of Form 10-SB, as amended, filed December
           23, 1997 (the "Form 10-SB"); Commission File No. 0-23111).                               *

2.2.       Code of Regulations of Cable Link, Inc., as amended (incorporated by
           reference to Exhibit 2.2 to the Form 10-SB).                                             *

3.1.       See Articles IV, V and VI of the Articles of Incorporation of the
           Registrant (see Exhibit 2.1).

3.2.       See Articles I, IV and VII of the Code of Regulations of the
           Registrant (see Exhibit 2.2).

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

           Consent of Groner, Boyle & Quillin, LLP (incorporated by reference to
           Exhibit 10.1 to the Form 10-KSB40 of Registrant filed March 31, 1999,
           Registration No. 0-23111)

27.        Financial Data Schedule (submitted electronically for SEC purposes only)

     *Incorporated by reference