Form 10QSB
period 1999-09-30
CABLE LINK INC
filed 1999-11-15
CIK 893139

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly period ended September 30, 1999.

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________ to ___________

Commission File Number 0-23111

                                Cable Link, Inc.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter

                 Ohio                                       31-1239657
-----------------------------------------         ------------------------------
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


         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,695,076 shares of Common Stock as of October 31, 1999

         Transitional Small Business Disclosure Format (check one):

Yes   X          No
    -----          -----

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

                         CABLE LINK, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                            3 Months Ending September 30       9 Months Ending September 30
                                                                1999            1998               1999             1998
                                                            -----------      -----------       -----------       ----------
Net Sales                                                   $ 4,978,111      $ 7,580,466       $17,111,750       $14,624,097


      Cost of goods sold                                      3,573,765        6,041,123        13,161,938        11,138,868
      Operating expenses                                      1,458,846        1,243,811         4,248,073         2,704,781
                                                            -----------      -----------       -----------       ----------

           Total expenses                                     5,032,611        7,284,934        17,410,011        13,843,649
                                                            -----------      -----------       -----------       ----------

Income (loss) from operations                                (   54,500)        295,532        (  298,261)          780,448

      Interest expense                                       (   48,340)      (  41,981)       (  161,659)       (   76,954)
      Other income                                              113,655           3,832           113,851             5,169
                                                            -----------      -----------       -----------       ----------


Income (loss) before taxes                                       10,815          257,383       (  346,069)          708,663
      Provision for taxes                                         6,002           54,251           11,576           142,753
                                                            -----------      -----------       -----------       ----------

Net income (loss) before cumulative effect of
change in accounting principle                                    4,813          203,132       (  357,645)          565,910

Cumulative effect of change in accounting
principle, net of tax                                                 -                -       (   42,246)                -
                                                            -----------      -----------       -----------       ----------



Net income (loss)                                           $     4,813      $   203,132       $  (399,891)      $  565,910
                                                            ===========      ===========       ============      ==========

Basic earnings (loss) per share for net income (loss)
before cumulative effect of change in accounting
principle                                                   $      0.00      $      0.12       $     (0.21)      $     0.34
Weighted average shares outstanding                           1,695,076        1,681,516         1,694,814        1,676,478

Basic (loss) per share for cumulative effect of
change in accounting principle                                        -                -       $     (0.03)               -
Weighted average shares outstanding                           1,695,076        1,681,516         1,694,814        1,676,478

Basic earnings (loss) per share for net income (loss)
after cumulative effect of change in accounting
principle                                                   $      0.00      $      0.12       $     (0.24)      $     0.34
Weighted average shares outstanding                           1,695,076        1,681,516         1,694,814        1,676,478

Diluted earnings (loss) per share for net income (loss)     $      0.00      $      0.11       $     (0.23)      $     0.29
Weighted average shares outstanding                           1,723,489        1,908,964         1,726,316        1,958,465


                         CABLE LINK, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                        1999                        1998
                                                                    SEPTEMBER 30                 December 31
                                                                     (UNAUDITED)                   (Audited)
                                                                    ------------                 -----------
          ASSETS
     Current Assets
           Cash                                                      $    130,572                $    61,418
           Accounts receivable, net                                     2,633,651                  3,228,285
           Income tax receivable                                          113,875                    389,023
           Inventories                                                  1,543,098                  2,368,694
           Prepaid expenses                                               174,054                     84,044
           Deferred income taxes                                          144,000                    198,000
           Covenants not to compete                                        87,289                    182,498
                                                                     ------------                -----------
                Total current assets                                    4,826,539                  6,511,962
                                                                     ------------                -----------

     Property and Equipment
           Property and equipment, at cost                              2,012,029                  2,043,867
           Accumulated depreciation and amortization                  ( 1,199,275)              (  1,108,912)
                                                                     ------------                -----------
                Net Property and Equipment                                812,754                    934,955
                                                                     ------------                -----------

     Other Assets
           Covenants not to Compete                                             -                     45,116
           Goodwill, net                                                  486,913                    530,857
           Deferred tax asset                                             109,000                     55,000
           Organization cost                                                    -                     42,246

           Deposits                                                        43,097                     44,123
                                                                     ------------                -----------
                Total other assets                                        639,010                    717,342
                                                                     ------------                -----------
                TOTAL ASSETS                                         $  6,278,303                $ 8,164,259
                                                                     ============                ===========


                         CABLE LINK, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                        1999                        1998
                                                                    SEPTEMBER 30                December 31
                                                                     (UNAUDITED)                 (Audited)
                                                                    ------------                -----------
           LIABILITIES
     Current Liabilities
           Current portion long-term obligation                   $        65,088              $      45,186
           Bank revolving credit line                                   1,797,935                  2,776,607
           Accounts payable                                             1,601,537                  2,180,117
           Acquisition bonus                                                   --                     30,000
           Accrued expenses                                               430,073                    448,457
           Accrued warranty                                               173,498                    245,258
           Covenants not to compete                                        46,664                    152,498

                Total current liabilities                               4,114,795                  5,878,123
                                                                  ---------------              -------------

      Long-term liabilities
           Covenants not to compete                                             -                     29,166
           Acquisition bonus                                                    -                    120,000
           Note payable-bank                                              400,000                          -
           Long-term obligations                                           44,522                     27,063

                Total long-term liabilities                               444,522                    176,229
                                                                  ---------------              -------------

                Total Liabilities                                       4,559,317                  6,054,352
                                                                  ---------------              -------------

                      STOCKHOLDERS' EQUITY

      Current Stockholders' Equity
           Common stock                                                 1,472,357                  1,463,387
           Additional paid-in capital                                     136,136                    136,136
           Retained earnings                                              110,493                    510,384
                                                                  ---------------              -------------
                      Total Stockholders' Equity                        1,718,986                  2,109,907
                                                                  ---------------              -------------

                      TOTAL LIABILITIES AND EQUITY                    $ 6,278,303                $ 8,164,259
                                                                  ===============              =============

                         CABLE LINK, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

    Nine Months Ended September 30, 1999 and the year ended December 31, 1998



                                         Shares of Issued                  Additional
                                         and Outstanding      Common         Paid-In        Retained
                                         Common Stock         Stock          Capital        Earnings         Total
                                         ----------------  -----------     ----------     -----------      -----------
BALANCE AT DECEMBER 31, 1997             1,673,802         $ 1,449,706     $   136,136    $   303,355      $ 1,889,197

Exercise of options and warrants            15,334              13,681               -              -           13,681

Net income                                       -                   -               -        207,029          207,029
                                         ---------         -----------     -----------    -----------      -----------

BALANCE AT DECEMBER 31, 1998             1,689,136           1,463,387         136,136        510,384        2,109,907

Exercise of options and warrants             5,940               8,970               -              -            8,970

Net income (loss)                                -                   -               -     (  399,891)      (  399,891)
                                         ---------         -----------     -----------    -----------      -----------

BALANCE AT SEPTEMBER 30, 1999            1,695,076         $ 1,472,357     $   136,136    $   110,493      $ 1,718,986
                                         =========         ===========     ===========    ===========      ===========


                         CABLE LINK, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

                         Nine Months Ending September 30

                                                                                           1999               1998
                                                                                       ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                                $(399,891)         $  565,910
      Adjustments to reconcile net income (loss) to net
        cash provided by (used in) operating activities:
           Depreciation and amortization                                                 412,738             221,312
           Bonus reversal                                                               (120,000)                 --
           Loss on sale of equipment                                                      20,974                  --
           Cumulative effect of change in accounting principle                            42,246                  --
           (Increase) decrease in operating assets:
                Accounts receivable                                                      594,634          (1,093,729)
                Income tax receivable                                                    275,148                  --
                Inventories                                                              825,596          (  915,178)
                Prepaid and other assets                                                ( 88,984)         (   98,367)
           Increase (decrease) in operating liabilities:
                Accounts payable                                                        (578,580)          1,833,342
                Accrued warranty                                                        ( 71,760)                 --
                Acquisition bonus                                                       ( 30,000)                 --
                Accrued expenses                                                        ( 18,384)         (  540,625)
                                                                                       ---------          -----------
                      Total adjustments                                                1,263,628          (  593,245)

      Net cash provided by (used in) operating activities                                863,737          (   27,335)
                                                                                       ---------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of stock of PC & Parts, Inc                                                 --          (  470,000)
      Cash acquired from PC & Parts, Inc                                                      --              50,359
      Purchase of property and equipment                                                (191,139)         (  166,371)
      Proceeds from sales of equipment                                                    63,897                  --
                                                                                       ---------          -----------
           Net cash used in investing activities                                        (127,242)         (  586,012)
                                                                                       ---------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from sales of common stock                                                  8,970              13,681
      Payments on covenant not to compete liability                                     (135,000)                 --
      Net increase (decrease) in line of credit                                         (478,672)            905,324
      Issuance of long-term debt                                                          17,459                  --

      Principal payments on debt                                                        ( 80,098)         (  364,565)
      Minority interest                                                                       --             100,000
                                                                                       ---------          -----------
           Net cash provided by (used in) financing activities                          (667,341)            654,440
                                                                                       ---------          -----------
           Net increase in cash                                                           69,154              41,093

      Cash - beginning of period                                                          61,418             204,990
                                                                                       ---------          -----------
      Cash - end of period                                                             $ 130,572          $  246,083
                                                                                       =========          ===========
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
      Cash paid for interest                                                           $ 161,659          $   40,721
      Cash (received from) paid for income taxes                                       $(255,132)         $  348,183


                         CABLE LINK, INC AND SUBSIDIARY
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NATURE AND SCOPE
On May 18, 1998 the Company purchased 85.1% of the common stock of PC & Parts, Inc d.b.a. Auro Computer Systems for $370,000 in cash. On December 28, 1998 the Company purchased the remaining minority interest for $100,000 in cash.

The interim consolidated financial statements have been prepared by the Company without an audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the consolidated financial position of the Company as of September 30, 1999, the consolidated results of operations for the nine months ended September 30, 1999 and consolidated cash flow for the nine months ended September 30, 1999. Interim results are not necessarily indicative of results for a full year.

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

ACQUISITION BONUS
In 1998, the Company Board of Directors approved a $180,000 bonus payable to the Chief Executive Officer of Cable Link related to the acquisition of the Subsidiary. The bonus is payable in equal monthly installments of $5,000. The payments, which commenced in the first twelve months beginning July 6, 1998, are without conditions. The remaining payments in the second and third twelve-month periods are subject to the conditions that the percentage of earnings of the Subsidiary is equal to or greater than 15% of the capital invested in the Subsidiary by the Company. On September 23, 1999 the Chief Executive Officer signed a waiver to the rights and interest of the remaining $120,000. The bonus reversal was included in other income on the accompanying consolidated statement of income as of September 30, 1999.

COVENANTS NOT TO COMPETE
Under the terms of the purchase agreement, the Company will pay the sellers $150,000 in monthly installments over two years. Accordingly, a short-term liability has been recognized. The Company has allocated $200,000 of the purchase price to the covenant to be amortized using the straight-line method over the same two year period. Additionally, the Company has a non-compete agreement with the Subsidiary's former president through December 31, 1999. The amount of $82,500 was paid in full as of June 30, 1999. Accordingly, a short-term asset has been recorded and is being amortized using the straight-line method during 1999.

REPORTABLE SEGMENTS
The Company implemented Financial Accounting Standards Board Statement No. 131 "Disclosures About Segment of an Enterprise and Related Information." Comparative segment information for the three and nine months ending September 30, 1998 include the Subsidiary's activity from the acquisition date of May 5, 1998 of PC & Parts, Inc. d.b.a. Auro Computers Systems.

Management has elected to identify the Company's reportable segments based on operating units: Cable Link, Inc and PC & Parts d.b.a. Auro Computer Systems.

Information related to the Company's third quarter 1999 and 1998 reportable segments is as follow:


                                    Cable Link, Inc              Auro Computer Systems                      Total Company
                               3 months        3 months        3 months       3 months        3 months      3 months
                               ending          ending          ending         ending          ending        ending
                            Sept 30, 1999    Sept 30, 1998   Sept 30, 1999   Sept 30, 1998  Sept 30, 1999   Sept 30, 1998
                            -------------    -------------   -------------   -------------  -------------   -------------
Revenues                     $  2,496,639     $  2,720,530    $  2,481,472   $ 4,859,936      $ 4,978,111   $ 7,580,466
Cost of sales                   1,519,243        1,756,593       2,054,522     4,284,530        3,573,765     6,041,123
                             ------------     ------------    ------------   -----------      -----------   -----------
Gross margin                      977,396          963,937         426,950       575,406        1,404,346     1,539,343
Operating expenses                734,946          778,580         709,252       450,583        1,444,198     1,229,163
                             ------------     ------------    ------------   -----------      -----------   -----------
Operating income (loss)           242,450          185,357      (  282,302)      124,823      (    39,852)      310,180
Interest income (expenses)          7,349     (     26,217)     (   55,689)    (  15,764)     (    48,340)   (   41,981)
Other income (expenses)      (      6,716)           1,339         120,371         2,493          113,655         3,832
                             ------------     ------------    ------------   -----------      -----------   -----------
Net income (loss) before
changes in accounting
principle                         243,083          160,479      (  217,620)      111,552           25,463       272,031
Cumulative effect of change
in accounting principle, net            -                -               -             -                -             -
                             ------------     ------------    ------------   -----------      -----------   -----------
Net income (loss)
after change in accounting
principle                    $    243,083      $   160,479     $(  217,620)  $    111,552     $     25,463    $  272,031
                             ============      ===========     ============  ============     ============    ==========


                                    Cable Link, Inc              Auro Computer Systems                      Total Company
                               3 months        3 months        3 months       3 months        3 months      3 months
                               ending          ending          ending         ending          ending        ending
                             Sept 30, 1999    Sept 30, 1998   Sept 30, 1999   Sept 30, 1998  Sept 30, 1999   Sept 30, 1998
                             -------------    -------------   -------------   -------------  -------------   -------------
Revenues                     $  8,346,022     $  7,476,451    $  8,765,728   $ 7,147,646      $17,111,750   $ 14,624,097
Cost of sales                   5,358,055        4,798,864       7,803,883     6,340,004       13,161,938     11,138,868
                             ------------     ------------    ------------   -----------      -----------   -----------
Gross margin                    2,987,967        2,677,587         961,845       807,642        3,949,812     3,485,229
Operating expenses              2,276,316        2,063,361       1,927,813       617,006        4,204,129     2,680,367
                             ------------     ------------    ------------   -----------      -----------   -----------
Operating income (loss)           711,651          614,226    (    965,968)      190,636      (   254,317)      804,862
Interest income (expenses)    (    38,420)    (     51,118)   (    123,239)  (    25,836)     (   161,659)  (    76,954)
Other income (expenses)       (    15,703)           2,050         129,554         3,119          113,851         5,169
                             ------------     ------------    ------------   -----------      -----------   -----------
Net income (loss) before
changes in accounting
principle                         657,528          565,158    (    959,653)      167,919      (   302,125)      733,077
Cumulative effect of change
in accounting principle, net  (    42,246)               -               -             -      (    42,246)            -
                             ------------     ------------    ------------   -----------      -----------   -----------

Net income (loss)
after change in accounting
principle                    $    615,282      $   565,158    $(   959,653)  $   167,919      $(  344,371)  $   733,077
                             ============      ===========    ============   ===========      ===========   ===========

Total assets                 $  4,867,965      $ 5,551,972    $  2,100,356   $ 3,719,519      $ 6,968,321   $ 9,271,491

Depreciation and
amortization expenses        $    149,260      $   139,290    $    219,534   $    57,608      $   368,794   $   196,898


A reconciliation of the segments net income (loss) to the consolidated net loss is a follows:

                                              Nine months         Nine months
                                                ending              ending
                                             Sept 30, 1999       Sept 30, 1998
                                             -------------       -------------
       Segments net income (loss)            $(  344,371)          $ 733,077
       Less:
          Income tax expense                      11,576             142,753
         Goodwill amortization                    43,944              24,414
                                             -----------           ---------
       Consolidated net (loss) income        $(  399,891)          $ 565,910

A reconciliation of the segments total assets to the consolidated total assets is as follows:

                                              Nine months         Nine months
                                                ending              ending
                                            Sept 30, 1999        Sept 30, 1998
                                            -------------        -------------
       Segments total assets                 $ 6,968,321           9,271,491
       Plus:
          Goodwill, net                          486,913             854,494
       Less:
           Investment in subsidiary at cost (    470,000)        (   470,000)
           Intercompany receivables         (    706,931)        (   405,726)
                                            ------------         -----------
Consolidated total assets                    $ 6,278,303         $ 9,250,259

A reconciliation of the segments total depreciation and amortization to the consolidated total depreciation and amortization is as follows:

                                              Nine months         Nine months
                                                ending              ending
                                            Sept 30, 1999        Sept 30, 1998
                                            -------------        -------------
       Segments total depreciation and
         amortization                       $    368,794         $   196,898
       Amortization of goodwill                   43,944              24,414
                                            ------------         -----------
       Consolidated total depreciation
       and amortization                     $    412,738         $   221,312
                                            ============         ===========


PROFORMA OPERATIONS
The following unaudited proforma consolidated results of operations of the Company for the nine-months ended September 30, 1998 assumes that the acquisition of the Subsidiary occurred on January 1, 1998 instead of May 5, 1998. These proforma results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations.


       Net revenues                        $  18,878,217
       Net income                                308,134
       Basic net income per share                    .18
       Diluted net income per share                  .16

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

RESULTS OF OPERATIONS

NET SALES
Net sales for the Company for the third quarter ending September 30, 1999 were $4,978,111 compared to $7,580,466 for the third quarter ending September 30, 1998, a decrease of $2,602,355. This represents a decrease of 34.3% over the previous year for the same period. Sales for the nine months ending September 30, 1999 were $17,111,750 as compared to $14,624,097 over the same nine-month period in 1998, an increase of $2,487,653 or 17.0%. The decrease in sales for the third quarter 1999 is primarily attributable to the decrease in the Subsidiary sales. Sales for the third quarter of 1998 of the Subsidiary included a single customer's purchase that had a substantial effect on the income. The increase in sales for the nine months ending September 30, 1999 as compared to 1998 is primarily attributable to having nine months of Subsidiary's sales in 1999 as compared to only 5 months in 1998. Sales for Cable Link for the three month period ending September 30, 1999 decline slightly from sales for the same period ending 1998. Cable Link's sales for the nine months period ending September 30, 1999 as compared to the same period ending 1998 have increased due to additional product lines being carried and an increase in International business.

COST OF GOODS SOLD
The cost of goods sold for the Company for the third quarter ending September 30, 1999 was $3,573,765 and $13,161,938 for the nine months ending September 30,1999, a decrease of $2,467,358 for the third quarter ending September 30 and an increase of $2,023,070 for the nine months ending over the same periods in 1998 respectively. Hardware and software sales for the Subsidiary carry substantially higher cost of goods sold as compared to those products sold by Cable Link. The Subsidiary is now focusing it's efforts on the service side of the business, which contribute to higher gross margins. The decrease in the cost of goods sold for the third quarter ending September 30, 1999 is primarily attributable to the change in the hardware and service mix for the Subsidiary compare to the same period in 1998. The increase in the cost of goods sold for the nine months ending September 30, 1999 as compared to 1998 is primarily due to the increase in sales for the same period.

OPERATING EXPENSES
Operating expenses increased to $1,458,846 for the three-month period ending September 30, 1999 as compared to $1,243,811 for the same period ending in 1998, an increase of $215,035 or 17.3%. The operating expenses for the nine-months period ending September 30, 1999 were $ 4,248,073 as compared to $ 2,704,781 for the 1998 comparable period, an increase of $1,543,292 or 57.1%. The increase in the operating expenses for the nine months ending September 30, 1999 is primarily attributable to the inclusion of the Subsidiary's operating expenses. Operating expenses increased for the Subsidiary as a result of new management and sales executive hiring in order to support the changes in the focus and strategy of the Subsidiary. Cable Link's operating expenses remained relatively unchanged as a percentage of sales for the three month period ending September 30, 1999.

Cable Link and the Subsidiary continue to implement procedures and review the Company's organizational structure in an attempt to increase efficiencies and further reduce costs.

INCOME (LOSS) FROM OPERATIONS
The loss from operations for the third quarter ending September 30, 1999 was $54,500 as compared to the income of $295,532 for the same period in 1998, a decrease of $350,032. The loss from operations for the nine-months ending September 30, 1999 was $298,261 as compared to income of $780,448 for the nine-months ending September 30, 1998. The decrease in income from operations is a result of the Subsidiary's increase in operating expenses.

In the second quarter of 1999, the Subsidiary hired a new president in an effort to increase the Subsidiary's service sales. The Subsidiary is aggressively looking at options to further reduce operating expenses without interrupting the focus and strategy of the business.

TAXES
The provision for taxes for the nine months ending September 30, 1999 was $11,576 compared to $142,753 for the nine months ending September 30, 1998. This decrease is due to the loss incurred by the Subsidiary which offsets the taxable income incurred by Cable Link. The full tax benefit of these losses has not been accrued because the realization of these benefits is not more likely than not at this time.

The following are management's discussion and analysis of material changes in financial position during the third quarter ending September 30, 1999.


INVENTORIES
Inventory decreased 35% or $825,596 as of September 30, 1999 as compared to December 31, 1998. The decrease is primarily due to Cable Link's sales of existing inventory for the nine months ending September 30, 1999 and the focus by the Subsidiary to move towards just-in time inventory.

ACCOUNTS RECEIVABLE
Accounts Receivable decreased $594,634 or 18.4% as of September 30, 1999 as compared to December 31, 1998 balance of $3,228,285. This decrease is due to a decrease in sales by the Company as compared to an increase in Cable Link's sales end of 1998.

COVENANTS NOT TO COMPETE
Under the terms of Amendment No. 1 of the Stock Purchase and Non-Compete Agreement included as exhibit 2.3 of the Form 8-K/A filed on November 6, 1998, the Company will pay the sellers of the Subsidiary $150,000 in monthly installments over two years and the sellers agreed to not compete with the Subsidiary for two years. A short-term liability have been recognized. The Company allocated $200,000 of the purchase price to the covenant to not compete to be amortized using the straight-line method over the same two year period. The Company has a non-compete agreement with the Subsidiary's former president through December 31, 1999. The amount of $82,500 was paid in full as of June 30, 1999. Accordingly, a short-term asset has been recorded and is being amortized using the straight-line method during 1999.

ACCOUNTS PAYABLE
Accounts payable decreased 26.5% or $578,580 as of September 30, 1999 as compared to December 31, 1998. This decrease is due to the decrease in the amount of inventories purchased by the Subsidiary.

SHORT TERM OBLIGATIONS
The short-term obligations ending December 1998 included a term note of $500,000. This note was converted on May 1, 1999 and is being amortized on equal monthly payments on a five-year schedule ($8,333.33). As of May 1, 1999 $400,000 has been classified as a long-term note.

The bank line of credit decreased by $478,672 as of September 31, 1999 as compared to December 31, 1998. This decrease is due to improved cash flows generated by higher sales by Cable Link for the nine months ending September 30, 1999 and reduced cost of inventory. It is also due to the decrease in accounts receivable and the increase of non-cash expenses.

ACCRUED WARRANTY EXPENSE
The Subsidiary provides a three year on-site parts and labor warranty on hardware sold. Replacement components are generally provided by the original equipment manufacturer. The Subsidiary is responsible for installing the replacement parts. The Subsidiary has estimated the future labor costs to install replacement parts for the systems that remain under this warranty as of December 31, 1998. Based on past experience the majority of warranty calls are made during the first few months of ownership, and therefore the entire liability is classified as short term. In August 1998, the Subsidiary revised its warranty policy to provide for on-site parts and labor service for thirty days. After thirty days, the customer will be charged for all travel time, unless an extended warranty is purchased. Based on the new policy the accrued warranty expense has decreased $71,760 from December 31, 1998 to September 30, 1999.



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

The Company finances its operations primarily through internally generated funds and bank lines of credit totaling $3,300,000. Bank borrowings decreased by $478,672 in the third quarter ending September 30,1999 compared to December 31, 1998. Accounts receivable decreased $594,634 as of September 30, 1999 as compared to December 31, 1998. Inventory decreased $825,596 as of September 31, 1999 as compared to December 31, 1998 or 35%. Accounts payable decreased $578,580 as of September 30, 1999 as compared to December 31, 1998 or 26.5%.


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

OTHER
On June 21, 1999 the Company signed an agreement with Scientific-Atlanta which authorizes and approves Cable Link Inc. as an in and out of warranty repair facility.

On September 1, 1999 the Company began operating a single leased facility in Hollywood, Florida. This facility services Cable Link's international customers for sales and repair of CATV equipment, as well as the South East United State.

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

                  See Exhibit 8.2. Stock Agreement among Cable Link, Inc., PC & Parts, Inc. and Brian Berger dated May 18, 1998.

         (b) Reports on Form 8-K.

         There were no report on Form 8-K filed during the quarter for which this report is filed.

                  (10) Consents. The consent of Groner, Boyle & Quillin, LLP

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            CABLE LINK, INC.


Dated    November 4, 1999                   By s/ Bob Binsky
     ----------------------------             ----------------------------------
                                              Bob Binsky, Chairman of the Board
                                              (principal executive officer)

                                  EXHIBIT INDEX


                                                                                          PAGE IN
                                                                                       SEQUENTIALLY
                                                                                         NUMBERED
                                                                                           COPY

EXHIBIT

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