Form 10KSB40
period 1999-12-31
CABLE LINK INC
filed 2000-03-30
CIK 893139

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 1999

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

Yes  X  No

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenue for its most recent fiscal year was $10,606,235.

         The aggregate market value of shares of Common Stock held by non-affiliates of the Registrant on March 20, 2000 was $8,485,280.

         The number of shares of Common Stock outstanding on March 20, 2000 was 1,697,056.

         Transitional Small Business Disclosure Format (check one)
         Yes   X    No

         The following documents have been incorporated by reference into this Form 10-KSB:

Document                                             Part of Form 10-KSB

Registrant's Proxy Statement for its                 Part I
2000 Annual Meeting of Stockholders

                                     PART I
                                  ALTERNATIVE 2
                        ITEMS 6-11 OF MODEL B OF FORM 1-A

ITEM 6.  DESCRIPTION OF BUSINESS

         In 1998, Cable Link, Inc. purchased 100% of the stock of PC & Parts, Inc. dba Auro Computer Services.

         Subsequent to December 31, 1999, the Parent decided to close and liquidate its subsidiary, Auro Computer Services. Auro ceased operations on February 21, 2000 and its remaining assets are expected to be liquidated by March 31, 2000.

         Cable Link, Inc. is referred to herein as the "Parent". PC & Parts, Inc. dba Auro Computer Services is referred to herein as the "Subsidiary". The consolidated Company is referred to herein as the "Registrant" or the "Company".

         The core business of the Parent is the sale of new, refurbished, and upgraded cable television ("CATV") equipment to cable operators both domestic and international. This equipment also includes cable modems and the most state of the art fiber optics. The Parent has expanded its service programs offering business to business applications to CATV operators to meet the needs and demands of the changing industry. The additional services offered include asset management, reclamation, warehousing programs and inventory services. The Parent offers these services in conjunction with our e-commerce site, designed exclusively to meet the CATV operators reporting needs. The Parent continues to design and improve the coordination of inventory management to several of the largest CATV operators in the United States. The Parent also repairs converters, headend, linegear and power supplies for all major manufacturers of CATV equipment. The Parent is under contract for distribution on new CATV equipment for Scientific-Atlanta, Holland, Drake, Times Fiber, ADC and Alpha Technologies. The Parent's line of refurbished equipment includes all major manufacturers of CATV equipment including Scientific-Atlanta, General Instrument, C-Cor, Zenith, Pioneer, Phillips Broadband-Magnavox and Alpha Technologies.

         The Parent is approved as an "In Warranty Service Center" for Scientific-Atlanta and Alpha Technologies and continues to repair all major manufacturers "out of warranty" equipment for CATV operators. The repair line has expanded to include cable modems and fiber optic equipment as well as converters, headend, linegear and power supplies.

         The Parent has developed an e-commerce site as an additional venue for sales to CATV operators worldwide. The e-commerce site is currently being expanded to include product offerings of all the new distributorships. The e-commerce site offers a catalog of products with the ease of the shopping cart to purchase the equipment.

         The Parent has historically received a portion of its revenue from sales in the international market. Because CATV penetration is low in many foreign countries, management of the Parent believes that the international market presents an additional opportunity for the sale of the Parent's products and equipment. The Parent currently conducts foreign business in South America, Mexico, and the Pacific Rim. The Parent's foreign operations are subject to the usual risk inherent in situating operations abroad, including the risks with respect to economic and political destabilization, currency fluctuations, restrictive actions by foreign governments, nationalization, the law and policies of the United States affecting trade, foreign investments and loans and foreign tax laws. In order to better service the international market the Parent opened a branch facility in Hollywood, Florida on September 1, 1999.

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

         The Parent believes that there are significant opportunities for CATV equipment sales both domestically and internationally. CATV operators are offering an expanded menu of services to their subscribers and can increase rates along with the service enhancements. The ability to increase rates to subscribers provides the necessary incentive to CATV operators to upgrade channel capacity and create additional tiers of programming. The Parent sells equipment to allow CATV operators to increase channel capacity and better manage subscriber services and rates. Further, CATV operators and suppliers, including the Parent, are demonstrating that system upgrades with currently available equipment and system architectures can be used as a basis to provide advanced subscriber services. Management of the Parent believes that, for the most part, the international CATV industry and markets are technologically behind the United States market and that there will continue to be an increase of system upgrades and capital spending to develop more advanced CATV systems abroad. Management also believes the Parent is well-positioned to participate in the development of the CATV industry abroad.

         The Parent was incorporated under the laws of the State of Ohio on December 28, 1987. The Parent operates its main administrative and manufacturing operations from a leased facility at 280 Cozzins Street, Columbus, Ohio 43215. Its telephone number is (614) 221-3131. The Parent opened a branch facility in Hollywood, Florida on September 1, 1999. The Hollywood branch contains sales offices, repair facilities and a warehouse and is located at 3284 N. 29th Court, Hollywood, Florida 33020. The telephone number is (954) 922-8776.

         The core business of the Subsidiary was a computer solutions provider. The Subsidiary assembled high quality / high performance personal computers. In addition, the Subsidiary provided system consulting and a full range of Novell and Windows NT network services including design, installation, and support. The design, installation, and support of both Novell and Windows NT networks was a large part of the Subsidiary's business. The network department consisted of seven network engineers. The Subsidiary was capable of implementing small business or departmental local area networks up to large multi-locations wide area networks. The Subsidiary was known as a Value Added Reseller (VAR). The Subsidiary did offer a wide variety of hardware and services to its customers. These services included repairs of personal computers, network engineering, monitor repair, printer repair, consultation services, and project management.

         The Subsidiary was incorporated under the laws of the State of Ohio on October 1, 1989. The Subsidiary operated its business from a single, leased facility at 469 Westdale Avenue, Westerville, Ohio 43082. Its telephone number is (614) 523-1733.

         The Company has a revolving credit line with a bank for $3,300,000. The credit line is secured by substantially all assets of the Company and is payable on demand. The line matures on April 30, 2000, and interest is charged at prime plus 1% (9.50% and 8.75% at December 31, 1999 and 1998, respectively)

         The Company has a note payable to a bank relating to the acquisition of the Subsidiary. The face amount of the note is $500,000 and interest is due monthly at prime plus 1% (9.50% at

December 31, 1999). The principal is due at maturity on April 30, 2000. The note is secured by substantially all of the assets of the Company.

         For segment information, refer to the Notes to Consolidated Financial Statements for Reportable Segments of Cable Link, Inc. "Parent" and PC & Parts, Inc. dba Auro Computer Services "Subsidiary" included in this Annual Report.


STRATEGY

         The basic strategy of the Parent is to: (a) maintain and expand its current customer base in the United States for the sale of new and refurbished CATV equipment while focusing on expanding the repair side of the United States market, (b) continue to develop new markets in South America, Mexico, China, and the Pacific Rim, (c) increase the Parent's new product distributorship and (d) further develop business to business (B2B) relationships within the industry utilizing the Parent's e-commerce site.


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

         The Subsidiary was part of the computer reselling and services business which included competitors such as computer dealers, chain stores, computer super stores, and direct order.

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


SALES AND MARKETING

         The majority of the Parent's sales activity is generated through personal relationships developed by its sales personnel and executives, telemarketing and customer visits to cable operators both in the United States and abroad. The Parent has developed contacts with the major CATV operators in the United States and is constantly in touch with these operators regarding plans for upgrading or expansion and their needs to either purchase or sell equipment. The Parent employs four bilingual individuals in the sales department for the international market and ten domestic sales persons to service the United States. The Parent purchases a large amount of its inventory from cable operators who have upgraded, or are in the process of upgrading their system. The sales and purchasing functions operate under the same umbrella using a computerized system to coordinate the activity between the two departments. In addition, the Parent has very close relationships with major manufacturers of CATV equipment and purchases a large amount of such equipment from these original equipment manufacturers.

         The Purchasing Department buys previously used CATV equipment throughout North America. As a result of competition in the communications industry, cable operators are aggressively upgrading their system with newer, technologically advanced equipment. This provides the Parent additional purchasing opportunities for certain equipment that was not previously available for purchase. This competitive CATV market enables the Parent to acquire additional inventory for sale to cable operators who are expanding with new subscribers or who are upgrading their system with the newer, more expensive technology. The Parent employs two purchasing agents.

         The Parent is not dependent on one or a few customers to support its business. There are approximately 6,000 cable television systems within the United States, each of which is a potential customer. The international market continues to expand which creates additional potential customers. The Parent is also not dependent on any one supplier.

         The majority of the Subsidiary's sales activity was generated through personal relationships developed by its sales personnel and executives. The Subsidiary employed a staff of twelve sales people. The sales staff was trained on technical solutions to support the customers need. The focus was on small to medium size businesses as potential customers.

         The Parent provides an internet web site for the wholesale and retail purchase of CATV equipment, both new and refurbished.


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

         The engineering department strives to ensure the on-going commitment to quality and service is upheld by continually upgrading linegear to higher channel capabilities for United States markets and to formats necessary for international markets. The department has the ability to perform required FCC systems tests, both in-house and on-site, and maintains a staff that is experienced in analog video, digital, and radio frequency (RF).


COMPETITION

         There are a number of businesses similar to the Parent throughout the United States engaged in buying and selling new and refurbished CATV equipment.

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


EMPLOYEES AND TRAINING

         As of December 31, 1999, the Parent had 71 full time employees, 39 of whom work on the repair and refurbishment of converters and other cable TV equipment. There are 8 employees in shipping and receiving, 16 employees in the sales and purchasing department, and the remaining 8 are in finance and general administration. New production employees are placed on a 6 week training program during which they are paired with an experienced technician. None of the Parent's employees is covered by a collective bargaining agreement and management believes that the relationship with its employees is good. Key employees may be eligible to participate in the Company's stock option plan.

         As of December 31, 1999, the Subsidiary had 50 full time employees, 27 of who worked in the networking, service, and production area. There were 16 employees in the sales and purchasing department, and the remaining 7 employees were in finance and general administration.


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


PRODUCTS

         The majority of the Parent's business is the sale of refurbished CATV equipment. The Parent purchases the equipment from cable operators and equipment manufacturers who have surplus inventory due to either an upgrade in their system, an overstock in their warehouse, or due to overruns or cancellations of orders or trade-ins or upgrades. This equipment is sold both "as is" and refurbished to CATV operators throughout North America, South America, Mexico and the Pacific Rim. The Parent supplies virtually any type of electronic equipment a cable operator would use, from the headend (receiving and transmitting site) to the converter box in the customer's home. In addition to the refurbished products, the Parent also distributes new products for Scientific-Atlanta, Drake, Holland, Alpha Technologies, ADC and Times fiber. The Parent also repairs converters, linegear, headend equipment and power supplies.

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

         The Subsidiary provided both computer products and services to accommodate the needs of small and medium sized businesses.

         The Subsidiary provided most brands of tier one computers including Compaq, IBM, Toshiba, and Hewlett Packard along with network equipment and servers.


CONSIGNMENT INVENTORY PROGRAM

         In addition to the Parent's own inventory assets, it also has achieved access to CATV equipment through a consignment program which does not require payment for the equipment until 30 days after the sale. This is done through both stocking of consignment inventory as well as having access to excess inventory at a vendor's location. Consignment programs have been established with AT&T, MediaOne, and Time-Warner, Inc.


ITEM 7.  DESCRIPTION OF PROPERTY

Plant and Facility

         The Parent leases production and office space under an operating lease expiring in May 2001 with a two-year renewal option. During 1999 and 1998, modifications were made to the lease which increased the Company's occupancy area and monthly rent. At December 31, 1999, monthly payments of $12,706 were required, subject to increase in real estate taxes and rent increases each November. The Parent also leases office space in Florida under an operating lease expiring in August 2002 with a two-year renewal option. At December 31, 1999 monthly payments of $3,500 plus Florida sales tax were required, subject to increase in real estate taxes and rent increases each September.

         The Subsidiary leases office space from its former owners under a non-cancelable lease agreement. The lease for the building is $11,573 per month and expires in May 2001. The Parent will use all possible resources to sublet the building.


ITEM 8.  DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

         Information regarding the Registrant's directors, officers and significant employees is set forth at "ELECTION OF DIRECTORS; Nominees for Election as Directors" and "Executive Officers" in the Registrant's Proxy Statement for its 2000 Annual Meeting of Shareholders (the "2000 Proxy Statement") which information is incorporated herein by reference.

ITEM 9.  RENUMERATION OF DIRECTORS AND OFFICERS.

         The information required by this item is set forth at "RENUMERATION OF DIRECTORS AND OFFICERS" in the 2000 Proxy Statement which information is incorporated herein by reference.

ITEM 10.  SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS.

         The information required by this item is set forth at "SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS, DIRECTORS, NOMINEES AND EXECUTIVE OFFICERS" in the 2000 Proxy Statement which information is incorporated herein by reference.

ITEM 11.  INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS.

         The information required by this item is set forth at "CERTAIN TRANSACTIONS" in the 2000 Proxy Statement which information is incorporated herein by reference.

                                     PART II

ITEM 1. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

         The principal market where the Registrant's equity is traded is the NASDAQ Bulletin Board. The range of high and low bids for the Registrant's equity for each quarter during its past two fiscal years is as follows:

         Year            Quarter         High             Low
         ----            -------         ----             ---
         1999              4th           $1.19           $0.69
                           3rd            1.13            0.75
                           2nd            1.25            0.88
                           1st            2.75            1.06

         1998              4th            2.56            1.25
                           3rd            3.50            1.50
                           2nd            4.00            2.25
                           1st            4.13            3.25

         The above quotations reflect inter-dealer prices, without retail mark-up, mark down or commission and may not represent actual transactions. There are approximately 680 beneficial holders of common stock of record on March 20, 2000. All amounts shown herein have been adjusted for prior stock splits and stock dividends.

Dividend Policy

         The Registrant has not declared or paid any cash dividends on its common shares since its inception, and the Board of Directors presently intends to retain all earnings for use in the business for the foreseeable future.


ITEM 2.  LEGAL PROCEEDINGS

         None

ITEM 3.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         Section 16(a) of the Security and Exchange Act of 1934 requires the company's officers and directors, and persons who own more than 10% of the company's common stock to file reports of ownership and changes of ownership with the SEC.

         Based upon a review of Forms 3, 4 and 5 and amendments thereto, to the registrant, Michael Tsao, a Director of the Company, failed to timely report purchases of shares by his wife on July 20, 1999, August 12, 1999, November 19, 1999 and December 21, 1999. Kenneth J. Warren, the Secretary and Counselor of the Company, failed to timely report purchases of shares into a retirement plan on August 26, 1999.

         Each of these purchases was subsequently reported on Form 5's.


ITEM 6.  REPORTS ON FORM 8-K.

         The Company filed Form 8-K and Form 8-K/A on May 29, 1998 and November 6, 1998 respectively. The Company also filed a Form 8-K on March 9, 2000.

                        CABLE LINK, INC. AND SUBSIDIARIES


                        CONSOLIDATED FINANCIAL STATEMENTS


                                   * * * * * *


                           DECEMBER 31, 1999 AND 1998

                                 C O N T E N T S
                                 ---------------


                                                                       Page

INDEPENDENT AUDITORS' REPORT                                            14

CONSOLIDATED BALANCE SHEETS                                             15

CONSOLIDATED STATEMENTS OF INCOME                                       17

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY              18

CONSOLIDATED STATEMENTS OF CASH FLOWS                                   19

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              21

To the Board of Directors and Stockholders
Cable Link, Inc.
Columbus, Ohio



                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

         We have audited the accompanying consolidated balance sheets of Cable Link, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cable Link, Inc. and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



Columbus, Ohio
February 3, 2000

                          CABLE LINK, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS

                             December 31, 1999 and 1998

=====================================================================================

                                        ASSETS

                                                           1999              1998
                                                        ----------       -----------
CURRENT ASSETS
     Cash                                               $  213,113       $    61,418
     Accounts receivable, net                            2,060,469         3,228,285
     Income taxes receivable                               144,000           389,023
     Inventories                                         1,557,257         2,368,694
     Prepaid consulting                                         --             7,205
     Prepaid and other assets                               40,182            76,839
     Covenants not to compete                                   --           182,498
     Deferred income taxes                                 517,000           198,000
     Property and equipment available for sale              50,000                --
     Deposits                                               15,359                --
                                                        ----------       -----------
     Total current assets                                4,597,380         6,511,962
                                                        ----------       -----------


PROPERTY AND EQUIPMENT, at cost
     Furniture and fixtures                                540,307           626,038
     Equipment                                             619,812         1,094,043
     Leasehold improvements                                169,811           224,262
     Rental equipment                                           --            78,244
     Construction in progress                               96,437            21,280
                                                        ----------       -----------
                                                         1,426,367         2,043,867
     Less accumulated depreciation                        (865,466)       (1,108,912)
                                                        ----------       -----------
     Net property and equipment                            560,901           934,955
                                                        ----------       -----------


OTHER ASSETS
     Covenants not to compete                                   --            45,116
     Goodwill                                                   --           530,857
     Deferred income taxes                                  94,000            55,000
     Deposits                                               27,238            44,123
     Organization costs                                         --            42,246
                                                        ----------       -----------
     Total other assets                                    121,238           717,342
                                                        ----------       -----------


          TOTAL ASSETS                                  $5,279,519       $ 8,164,259
                                                        ==========       ===========

                                          The accompanying notes are an integral

=========================================================================================

                       LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 1999             1998
                                                              ----------       ----------
CURRENT LIABILITIES
     Current portion of long-term obligations                 $   19,958       $   45,186
     Notes payable - bank                                      2,216,218        2,776,607
     Accounts payable                                          1,251,975        2,180,117
     Covenants not to compete                                     29,164          152,498
     Accrued expenses
          Payroll and related taxes                              384,083          332,966
          Accrued warranty                                            --          245,258
          Acquisition bonus                                           --           30,000
          Other                                                  113,148          115,491
     Accrued loss on disposal of discontinued operations         433,448               --
                                                              ----------       ----------
               Total current liabilities                       4,447,994        5,878,123
                                                              ----------       ----------


LONG-TERM LIABILITIES
     Long-term obligations                                         7,106           27,063
     Acquisition bonus                                                --          120,000
     Other                                                        17,749           29,166
                                                              ----------       ----------
               Total long-term liabilities                        24,855          176,229
                                                              ----------       ----------

               Total liabilities                               4,472,849        6,054,352
                                                              ----------       ----------


STOCKHOLDERS' EQUITY
     Common stock, no par value                                1,472,357        1,463,387
     Additional paid-in capital                                  136,136          136,136
     Retained (deficit) earnings                                (801,823)         510,384
                                                              ----------       ----------
               Total stockholders' equity                        806,670        2,109,907
                                                              ----------       ----------



               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $5,279,519       $8,164,259
                                                              ==========       ==========

part of the consolidated financial statements.

                               CABLE LINK, INC. AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF INCOME

                         For the Years Ended December 31, 1999 and 1998

==================================================================================================

                                                                         1999              1998
                                                                     -----------       -----------
Revenues                                                             $10,606,235       $10,318,475

Cost of revenues                                                       6,485,381         6,537,744
                                                                     -----------       -----------

       Gross profit                                                    4,120,854         3,780,731

Selling, general and administrative expenses                           2,995,283         2,828,581
                                                                     -----------       -----------

Income from operations                                                 1,125,571           952,150

  Interest expense                                                       (74,947)          (82,865)
                                                                     -----------       -----------

Net income before income taxes                                         1,050,624           869,285

Provision (benefit) for income taxes
  Current                                                                285,105           129,100
  Deferred                                                               (34,000)           (3,500)
                                                                     -----------       -----------
     Total provision for income taxes                                    251,105           125,600
                                                                     -----------       -----------

Income from continuing operations                                        799,519           743,685

Discontinued operations
  Loss from operations of discontinued division, net of tax
    expense (benefit) of $(232,928) and $28,554, respectively         (1,091,369)         (536,656)
  Loss on disposal of division, net of tax benefit of $(367,000)        (994,111)               --
                                                                     -----------       -----------

Net (loss) income before cumulative effect of
  change in accounting principle                                      (1,285,961)          207,029

Cumulative effect of change in accounting
  principle, net of tax benefit of $16,000                               (26,246)               --
                                                                     -----------       -----------

Net (loss) income                                                    $(1,312,207)      $   207,029
                                                                     ===========       ===========

Basic EPS:
  Income from continuing operations                                  $      0.47       $      0.44
  Loss on discontinued operations                                          (1.23)            (0.32)
  Cumulative effect of change in accounting principle                      (0.01)               --
                                                                     -----------       -----------
  Net (loss) income                                                  $     (0.77)      $      0.12
                                                                     ===========       ===========

  Weighted average shares outstanding                                  1,694,880         1,681,253

Diluted EPS:
  Income from continuing operations                                  $      0.46       $      0.38
  Loss on discontinued operations                                          (1.21)            (0.27)
  Cumulative effect of change in accounting principle                      (0.01)               --
                                                                     -----------       -----------
  Net (loss) income                                                  $     (0.76)      $      0.11
                                                                     ===========       ===========

  Weighted average shares outstanding                                  1,725,360         1,932,790

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                               CABLE LINK, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                         For the Years Ended December 31, 1999 and 1998

================================================================================================

                            Shares of
                           Issued and
                           Outstanding                  Additional   Retained
                             Common         Common        Paid-In    (Deficit)
                              Stock          Stock        Capital     Earnings          Total
                            ---------     ----------     --------   -----------      -----------
BALANCE -
  DECEMBER 31, 1997         1,673,802     $1,449,706     $136,136   $   303,355      $ 1,889,197

Exercise of options and
  warrants                     15,334         13,681           --            --           13,681

Net income                         --             --           --       207,029          207,029
                            ---------     ----------     --------   -----------      -----------

BALANCE -
  DECEMBER 31, 1998         1,689,136      1,463,387      136,136       510,384        2,109,907

Exercise of options and
  warrants                      5,940          8,970           --            --            8,970

Net loss                           --             --           --    (1,312,207)      (1,312,207)
                            ---------     ----------     --------   -----------      -----------

BALANCE -
  DECEMBER 31, 1999         1,695,076     $1,472,357     $136,136   $  (801,823)     $   806,670
                            =========     ==========     ========   ===========      ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                         CABLE LINK, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  For the Years Ended December 31, 1999 and 1998

===========================================================================================================

                                                                                  1999              1998
                                                                               -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                            $(1,312,207)     $   207,029
                                                                               -----------      -----------
  Adjustments to reconcile net (loss) income to net cash provided by (used
    in) operating activities:
       Depreciation and amortization                                               575,093          343,364
       Loss on disposal of property and equipment                                   28,173               --
       Bad debts                                                                    30,583           61,245
       Acquisition bonus                                                          (120,000)         (30,000)
       Deferred income taxes                                                         9,000           92,721
       Cumulative effect of change in accounting principle                          42,246               --
       Loss on discontinued operations/disposal of division                        994,111               --
       (Increase) decrease in operating assets:
         Accounts receivable                                                       876,537         (618,715)
         Income tax receivable                                                     245,023         (265,224)
         Inventories                                                               698,250         (597,484)
         Prepaid and other assets                                                   22,902           39,402
       Increase (decrease) in operating liabilities:
         Accounts payable                                                         (928,142)         268,605
         Income tax payable                                                             --         (138,742)
         Accrued warranty                                                         (105,753)         (95,155)
         Accrued expenses                                                           18,774         (260,704)
         Other                                                                      17,749               --
                                                                               -----------      -----------
            Total adjustments                                                    2,404,546       (1,200,687)
                                                                               -----------      -----------

       Net cash provided by (used in) operating activities                       1,092,339         (993,658)
                                                                               -----------      -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                              (263,308)        (240,789)
  Proceeds from disposal of property and equipment                                  71,768               --
  Cash acquired from Auro Computer Services                                             --           50,359
  Operating reduction in covenant not to compete liability                              --          (50,000)
  Acquisition of stock of Auro Computer Services                                        --         (470,000)
                                                                               -----------      -----------
       Net cash used in investing activities                                      (191,540)        (710,430)
                                                                               -----------      -----------

                                          The accompanying notes are an integral

========================================================================================

                                                                  1999           1998
                                                               ---------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock and exercise of
    stock options and warrants                                     8,970          13,681
  Net borrowings on notes payable - bank                        (560,389)      2,485,650
  Payments to former stockholder                                      --          (1,302)
  Principal payments on long-term obligations                    (15,895)       (846,214)
  Payments on covenants not to compete                          (152,500)        (50,833)
  Payments on capital lease obligations                          (29,290)        (40,466)
                                                               ---------      ----------
       Net cash (used in) provided by financing activities      (749,104)      1,560,516
                                                               ---------      ----------

       Net increase (decrease) in cash                           151,695        (143,572)

Cash - beginning of year                                          61,418         204,990
                                                               ---------      ----------

Cash - end of year                                             $ 213,113      $   61,418
                                                               =========      ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
  Cash paid during the year for:
       Interest                                                $ 214,413      $  138,571
       Income taxes                                                   --         296,000

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:

On May 18, 1998, the Company purchased 85.1% of the common stock of PC & Parts, Inc. dba Auro Computer Services for $370,000 in cash. On December 28, 1998, the Company purchased the remaining minority interest for $100,000 in cash. In conjunction with the acquisition, the assets acquired and liabilities assumed are as follows:

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
                                                                    ===========

The Company recorded a non compete asset and liability each in the amount of $82,500 in 1998, representing an agreement with the former president of PC & Parts, Inc.


part of the consolidated financial statements.

                        CABLE LINK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998

================================================================================

NATURE AND SCOPE OF BUSINESS

      Cable Link, Inc. (the "Parent") sells new, used and refurbished cable TV equipment in addition to repairing equipment for cable companies within the United States and various international markets. The Parent operates both its administrative and manufacturing operations from a single, leased facility in Columbus, Ohio. The Parent began leasing a facility in Florida to house additional remanufacturing and international sales operations during 1999.

      In 1998, the Parent purchased 100% of the stock of PC & Parts, Inc. dba Auro Computer Services (the "Subsidiary"). Subsequent to December 31, 1999, the Parent decided to close the Subsidiary. The Subsidiary was located in a suburb of Columbus and resold computer hardware and assembled computer hardware components into personal computers. The Subsidiary also sold personal computer software and provided both wide area networking
      (WAN) and local area networking (LAN), year 2000 testing and solutions, and many other service and support needs throughout Central Ohio and the surrounding area.

      The Parent began a foreign sales corporation (FSC) during 1998 to handle all foreign sales.

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

      PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements are on the accrual basis of accounting and include the financial statements of the Parent and the FSC for 1999 and 1998, in entirety, and include the financial statements of the Subsidiary after the acquisition closing date of May 5, 1998. The Subsidiary was purchased for $470,000. The acquisition of the Subsidiary has been accounted for under the purchase method of accounting based on the Subsidiary's balance sheet as of May 5, 1998. The allocation of the purchase price to the fair market of assets acquired and liabilities resulted in $780,888 of goodwill. All material intercompany balances and transactions are eliminated in consolidation.

      CHANGE IN ACCOUNTING PRINCIPLE

      On January 1, 1999, the Parent adopted Statement of Position (SOP) 98-5 "Reporting of Start-up Activities," which requires all start-up costs previously capitalized by the Company to be expensed. The cumulative effect of the change in accounting principle is reflected in the

                                   (Continued)

                        CABLE LINK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998

================================================================================

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      CHANGE IN ACCOUNTING PRINCIPLE (continued)

      consolidated statement of income net of tax effect. All start-up costs incurred after adoption of the SOP will be expensed as incurred.

      ACCOUNTS RECEIVABLE

      The Parent, FSC and the Subsidiary utilize the allowance method of accounting for accounts receivable and have provided for possible uncollectible amounts in the accompanying financial statements. The allowance for doubtful accounts was $48,708 and $35,647 for the years ended December 31, 1999 and 1998, respectively.

      INVENTORIES

      The Parent's inventories consist of new and used cable TV equipment and parts used to refurbish and repair cable TV equipment. Inventory is valued at the lower of cost or market, using the weighted average-cost method. New and used inventory items are separately identified as items of inventory. The weighted average cost is calculated per item of inventory. Impairment and changes in market value are evaluated on a per item basis.

      The Subsidiary's inventories consist of purchased computer systems, peripherals, software and components for assembly and resale and is stated at the lower of cost or market, using the average-cost method. Assembly in process is not significant and is not recorded as work in progress inventory.

      If the cost of the inventory exceeds the market value evaluation based on total inventory, provisions are made for the difference between the cost and the market value. Provision for potential obsolete or slow moving inventory is made based on analysis of inventory levels, changes in technology and future sales forecasts.

      The Parent reserves and periodically writes down slow moving inventory by category, such as, converters, linegear, parts, and head-ends. The Subsidiary also reserves and periodically writes down slow moving and potentially obsolete inventory.

      PROPERTY AND EQUIPMENT

      Property and equipment is carried at cost, less accumulated depreciation computed using the straight-line method over the estimated useful lives of the related assets. Furniture and fixtures, equipment, and rental equipment are depreciated over lives ranging from three to seven years. Leasehold improvements are depreciated over the shorter of the lease term or useful life of the improvement, generally six to seven years. Major renewals and betterments are capitalized and depreciated; maintenance and repairs that neither improve nor extend the life of the

                                   (Continued)

                        CABLE LINK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998

================================================================================

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      PROPERTY AND EQUIPMENT (continued)

      respective assets are charged to expense as incurred. Upon disposal of assets, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in income.

      The Company leases certain equipment under capital lease agreements with a cost and accumulated amortization of $303,526 and $198,836, respectively, at December 31, 1999, and $320,800 and $186,850, respectively at December 31, 1998. Depreciation expense, which includes the amortization of assets held under capital leases, was $352,217 and $241,180 for 1999 and 1998, respectively.

      GOODWILL

      Goodwill was recorded to reflect the amount paid for the Subsidiary less fair market value of assets acquired and liabilities assumed during 1998. Goodwill is shown net of accumulated amortization of $75,989 and $39,063, as of December 31, 1999 and 1998, respectively, which is calculated using the straight-line method over 15 years. In the fourth quarter of 1998, management determined that the Subsidiary's valuation allowance on deferred tax assets of $210,968 could be utilized. Therefore, this amount was applied to goodwill. The Company amended prior year income tax returns of the Subsidiary for errors on returns previously filed by the Subsidiary. This resulted in $98,020 in refunds. Because these refunds related to periods before the acquisition date, this amount was applied to goodwill. The Company decided to discontinue its operations of the Subsidiary subsequent to year-end. The unamortized balance of goodwill, $493,931, was written off as part of the disposal of the discontinued operations.

      COVENANTS NOT TO COMPETE

      Under the terms of the purchase agreement, the Company is paying the sellers $150,000 in monthly installments over two years. Accordingly, a short-term and long-term liability has been recognized. The Company has allocated $200,000 of the purchase price to the covenant to be amortized using the straight-line method over the same two year period. Additionally, the Company had a not to compete agreement with the Subsidiary's former president through December 31, 1999. The amount of $82,500 was paid over six months. Accordingly, a short-term asset and liability were recorded and amortized using the straight-line method during 1999. The asset and liability were removed upon expiration of the agreement during 1999. The amount of amortization expense for these covenants was $182,500 and $58,336 for 1999 and 1998, respectively. Accumulated amortization amounted to $158,336 for 1999 and $58,336 for 1998. The unamortized balance of the covenants not to compete, $41,664, was written off as part of the disposal of the discontinued operations.


                                   (Continued)

                        CABLE LINK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998

================================================================================

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      REVENUE RECOGNITION

      Revenues are recognized when the related products are completed and delivered or services are performed. Revenues from service contracts are recognized over the terms of the contract as services are provided.

      WARRANTY

      Estimated future warranty obligations related to certain products, primarily computer hardware and systems, are provided by charges to operations in the period in which the related revenue is recognized. Warranties are extended for periods of up to three years on computer hardware and systems. Warranties are also extended on new, repaired and refurbished cable products for periods of up to one year. The Company's expense for cable product warranties is not material. Warranties are not extended for used cable equipment.

      EARNINGS PER SHARE (EPS)

                                                    For the year ended:
                          -------------------------------------------------------------------------

                                     DECEMBER 31, 1999                  December 31, 1998
                          -----------------------------------  ------------------------------------

                           NET INCOME      SHARES   PER SHARE   Net Income     Shares     Per Share
                          (NUMERATOR)  (DENOMINATOR)  AMOUNT   (Numerator)  (Denominator)   Amount
                          -----------  -------------  ------   -----------  -------------   ------
BASIC EPS
Income from continuing
  operations and before
  the cumulative effect
  of the change in
  accounting principle,
  available to common
  stockholders              $799,519     1,694,880     $0.47     $743,685     1,681,253     $0.44

Effect of dilutive
  securities, warrants
  and options                     --        30,480      0.01           --       251,537      0.06
                            --------     ---------     -----     --------     ---------     -----

DILUTED EPS
Income from continuing
  operations and before
  the cumulative effect
  of the change in
  accounting principle,
  available to common
  stockholders              $799,519     1,725,360     $0.46     $743,685     1,932,790     $0.38
                            ========     =========     =====     ========     =========     =====

      Options to purchase 537,394 and 34,630 shares for the years ended December 31, 1999 and 1998, respectively, were not included in the computation of diluted EPS because the options exercise price was greater than the average market price of common shares. During 1999 and 1998, options to purchase 140,000 and 36,500 shares were issued contingent on certain


                                   (Continued)

                        CABLE LINK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998

================================================================================

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      EARNINGS PER SHARE (EPS) (continued)

      earnings levels. During 1999, 47,280 options were canceled and another 2,750 options became vested. During 1998, 9,720 options were canceled and another 8,250 became vested. The total contingent shares not included in the computation of diluted EPS at December 31, 1999 and 1998 were 138,750 and 48,380, respectively. In addition, another 125,000 contingent options have been granted as of December 31, 1999 pending an increase in the number of options allowed under the current stock option plan.

      Earnings per share is computed on the weighted average number of common shares outstanding including any dilutive options and warrants.

      ADVERTISING

      The Company expenses advertising costs as incurred. Advertising expenses were $107,919 and $99,235 for the years ended December 31, 1999 and 1998, respectively.

      STATEMENTS OF CASH FLOWS

      For the purpose of reporting cash flows, cash includes cash on hand and demand deposits held by banks.

      INCOME TAXES

      The Parent and its subsidiaries file a consolidated federal income tax return. Income taxes are allocated to each company based on the earnings of each company.

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


                                   (Continued)

                        CABLE LINK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998

================================================================================

INVENTORIES

      Inventories at December 31, 1999 and 1998 were as follows:

                                          1999                                         1998
                          ----------------------------------------     --------------------------------------
                             NEW          USED             TOTAL          New           Used          Total
                          ----------------------------------------     --------------------------------------
Parts                     $249,070     $     --       $  249,070     $  239,654     $     --     $  239,654
Converters                 283,679      271,291          554,970        398,705      426,034        824,739
Linegear                   106,456      550,415          656,871        268,938      405,418        674,356
Head-ends                    7,130       38,267           45,397         13,106       38,232         51,338
Computer hardware,
  software and
  peripherals              126,270           --          126,270        627,791           --        627,791
                          --------     --------       ----------     ----------     --------     ----------

Total                     $772,605     $859,973        1,632,578     $1,548,194     $869,684      2,417,878
                          ========     ========                      ==========     ========

Reserve for inventory
  obsolescence                                           (75,321)                                   (49,184)
                                                      ----------                                 ----------

Net inventory                                         $1,557,257                                 $2,368,694
                                                      ==========                                 ==========

NOTES PAYABLE

      The Company has a revolving credit line with a bank for $3,300,000. The credit line is secured by substantially all assets of the Company and is payable on demand. The line matures on April 30, 2000, and interest is charged at prime plus 1% (9.50% and 8.75% at December 31, 1999 and 1998, respectively). Outstanding borrowings at December 31, 1999 and 1998 were $1,782,885 and $2,276,607, respectively.

      The Company has a note payable to a bank relating to the acquisition of the Subsidiary. The face amount of the note is $500,000 and interest is due monthly at prime plus 1% (9.50% and 8.75% at December 31, 1999 and 1998, respectively). The principal balances were $433,333 and $500,000 at December 31, 1999 and 1998, respectively. The principal is due at maturity on April 30, 2000. The note is secured by substantially all of the assets of the Company.

      The agreement provides for certain covenants and restrictions including maintenance of certain minimum financial requirements. The Company was in violation of several of the covenants and restrictions, however the bank has waived the loan covenants through December 31, 1999.


                                   (Continued)

                        CABLE LINK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998

================================================================================

LONG-TERM OBLIGATIONS

      Long-term obligations at December 31, 1999 and 1998 consist of the following:

                                                                          1999          1998
                                                                        --------      --------
Amounts due under capital leases, net of $8,006 and $14,683
   representing interest at December 31, 1999 and 1998,
   respectively. The capital leases include purchase options
   upon expiration                                                      $ 27,064      $ 56,354

Non-interest bearing note payable, due in monthly installments of
   $2,722 through June 1999. The face amount of the note is $97,985 and the effective interest rate is 9.25%. The unamortized
   discount at December 31, 1999 and 1998 was $0 and $3,417,
   respectively. The note is secured by the
   related equipment                                                          --        15,895
                                                                        --------      --------

Total                                                                     27,064        72,249

Less current maturities                                                  (19,958)      (45,186)
                                                                        --------      --------

Long-term obligations                                                   $  7,106      $ 27,063
                                                                        ========      ========


      Maturities of long-term obligations are as follows:

                                    Capital Lease
                                     Obligations
                                     -----------
           2000                        $25,450
           2001                          9,085
           2002                            535
                                       -------

Less amount representing interest       (8,006)
                                       -------
           Total                       $27,064
                                       =======

RETIREMENT PLAN

      The Company began a 401(k) retirement plan for the benefit of its employees during 1997. The employees must have attained age 21 and completed at least one year of service to be eligible. The Company's contribution is discretionary and was $0 in 1999 and 1998.


                                   (Continued)

                        CABLE LINK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998

================================================================================

INCOME TAXES

      The provision for income taxes consists of the following:

                                                         1999             1998
                                                       --------          -------
Current expense (benefit)
   Federal                                             $(33,887)         $58,000
   State and local                                       27,064            3,433
                                                       --------          -------

      Income tax expense (benefit)                     $ (6,823)         $61,433
                                                       ========          =======


      The components of the net deferred tax asset are as follows:

                                                        1999         1998
                                                      --------     --------
Assets:
   Accounts receivable                                $ 18,509     $ 13,546
   Inventories                                          55,270       53,519
   Net operating loss                                  398,724       57,000
   Acquisition bonus                                        --       57,000
   Covenants not to compete                             88,002       25,130
   Accrued warranty and prepaid service contracts       83,084      113,922
   Other                                                    --        8,829
                                                      --------     --------
      Gross deferred tax assets                        643,589      328,946
                                                      --------     --------

Liabilities:
   Property and equipment                                  589       46,208
   Prepaid asset                                            --        2,738
                                                      --------     --------
      Gross deferred tax liabilities                       589       48,946
                                                      --------     --------

      Net deferred tax asset                           643,000      280,000
      Less valuation allowance                         (32,000)     (27,000)
                                                      --------     --------

          Total net deferred tax asset                $611,000     $253,000
                                                      ========     ========


                                   (Continued)

                        CABLE LINK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998

================================================================================

INCOME TAXES (continued)

      A reconciliation of the Company's effective tax values is as follows:

                                                         1999           1998
                                                       ---------      --------
Income tax at statutory rates                          $(570,190)     $136,083
State and local taxes, net of federal benefit             17,862         2,266
Surtax and other rate differences                           (113)        5,553
Permanent differences                                    185,013        12,652
Change in valuation allowance                              5,000            --
State tax credits earned                                  (2,395)       (2,400)
                                                       ---------      --------

                                                       $(364,823)     $154,154
                                                       =========      ========

      As of December 31, 1999, the Company had approximately $1,090,500 of tax net operating loss carry forwards remaining to be utilized. The loss on the disposal of discontinued operations accounted for $1,007,000 of the amount. The remaining amount, $83,500, are losses carried forward by the Subsidiary. The carry forwards begin to expire in 2017. A valuation allowance has been recognized against the deferred tax asset as a result of the net operating loss carryforward from the Subsidiary.

WARRANTY LIABILITY

      For certain products, the Subsidiary provides a three-year on-site parts and labor warranty on hardware sold. Replacement hardware components are generally provided by the original equipment manufacturer. The Subsidiary is responsible for installing the replacement parts. The Subsidiary has estimated the future labor and hardware costs to install replacement parts for systems that remain under warranty as of December 31, 1999 and 1998. The warranty liability is an estimate. Actual results could differ from the estimate. The estimated future warranty costs of $139,505 have not been accrued as it has been determined that the Subsidiary as a result of closing will not be able to fulfill this obligation.

STOCKHOLDERS' EQUITY

      At December 31, 1999 and 1998, the Company had authorized common shares, no par value, of 10,000,000, and authorized preferred shares, no par value, of 200,000. There were 1,695,076 and 1,689,136 common shares outstanding at December 31, 1999 and 1998, respectively. No preferred stock is issued or outstanding at December 31, 1999 or 1998.


                                   (Continued)

                        CABLE LINK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998

================================================================================

STOCKHOLDERS' EQUITY (continued)

      The Company adopted the 1995 Stock Option Plan ("1995 Plan") effective October 17, 1995. The 1995 Plan authorizes the Company to grant options ("Options") to purchase shares of the Parent's common stock to directors, employees and consultants of the Company. The 1995 Plan also authorizes the Company to grant stock appreciation rights ("SARs") to employees of the Company. The maximum number of common shares that may be issued under the 1995 Plan is 395,010. A SAR may be issued, at the discretion of the Board of Directors, either in tandem or not in tandem with an Option. The holder of a SAR tandem to an Option is entitled to receive, upon exercise of the SAR, payment of an amount determined by multiplying the excess of fair market value of a common share on the date the SAR is exercised over the exercise price of the related Option by the number of shares as to which the SAR has been exercised. The Board of Directors shall determine the exercise price of each SAR that is not in tandem with an Option at the time of granting the SAR, but in no event shall the exercise price be less than the fair market value of a common share on the date such SAR is granted. The exercise of a SAR tandem to an Option shall cancel the related Option with respect to the number of shares as to which such Option is exercised. At the discretion of the Board of Directors, payment upon the exercise of a SAR may be made in cash, shares of the company's common stock or any combination thereof. No options granted during 1999 and 1998 were granted in tandem with SAR's.

      The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plan. The vesting period of the options granted range from immediately exercisable to four years. Accordingly, no compensation cost has been recognized in the accompanying financial statements for options or SARs issued under the plan since the exercise price of the options and SARs was equal to the market value of the shares at the date of grant. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the methodology of Financial Accounting Standards Board Statement No. 123, Accounting For Stock - Based Compensation, the Company's net income (loss) and net income
      (loss) per share would change as indicated below.

                                                   1999                1998
                                                -----------          --------
Net income (loss):
   As reported                                  $(1,312,207)         $207,029
   Pro forma                                    $(1,373,661)         $134,576

Basic earnings (loss) per share:
   As reported                                  $     (0.77)         $   0.12
   Pro forma                                    $     (0.81)         $   0.08

Diluted earnings (loss) per share:
   As reported                                  $     (0.76)         $   0.11
   Pro forma                                    $     (0.80)         $   0.07


                                   (Continued)

                        CABLE LINK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998

================================================================================

STOCKHOLDERS' EQUITY (continued)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999 and 1998.

                                                1999                        1998
                                        --------------------        ---------------------
Dividend yield                          0                           0
Expected volatility                     113%                        129%
Risk-free interest rates                4.70%, 4.88%, 5.16%,        5.50%, 5.55%, 5.56% &
                                        4.97%, & 5.41%              5.65%
Expected lives                          3 TO 5 YEARS                5 years

      A summary of the status of the Company's employee stock option plan as of December 31, 1999 and 1998 and changes for the years then ended are presented below:


                                      1999                          1998
                            -------------------------     ------------------------
                                            WEIGHTED                      Weighted
                                            AVERAGE                       Average
                                            EXERCISE                      Exercise
                             SHARES          PRICE         Shares          Price
                            --------        --------      --------        --------
January 1                    207,978         $2.17         236,302         $1.82
Granted                      174,000          0.97          57,780          3.20
Exercised                     (5,940)         1.51         (15,334)         0.89
Canceled                     (76,114)         2.42         (70,770)         2.03
                            --------         -----        --------         -----
December 31                  299,924         $1.40         207,978         $2.17
                            ========         =====        ========         =====


                                                                        1999             1998
                                                                      --------        --------
Options exercisable at year-end                                        125,442         128,560

Weighted-average fair value of options granted during the year        $   0.40        $   2.63


                                   (Continued)

                        CABLE LINK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998

================================================================================

STOCKHOLDERS' EQUITY (continued)

      The following table summarizes information about employee stock options at December 31, 1999:

                                                   Weighted
                               Number              Average           Weighted                               Weighted
                            Outstanding           Remaining           Average             Number             Average
  Range of Exercise         December 31,         Contractual         Exercise           Exercisable         Exercise
       Prices                   1999           Life (In Years)         Price         December 31, 1998        Price
----------------------    -----------------    -----------------   --------------    ------------------   --------------

$0.8125 - $3.50               299,924                7.53              $1.40              207,978             $2.17

      The Chief Executive Officer held options and warrants issued to him prior to employment by the Parent. As of December 31, 1999, the Chief Executive Officer had 401,280 weighted average options outstanding at an average exercise price of $1.64. The stock options and SARs expire at various dates through 2006. No new options were granted under these agreements in 1999 or 1998.

      At December 31, 1999 and 1998, the Chief Executive Officer held warrants to purchase 19,800 shares of stock for $0.93 per share. The warrants expire in 2004.

      At December 31, 1999 and 1998, the Chief Executive Officer held vested warrants and options to purchase 409,880 and 408,880 shares, respectively, in total granted to him under his consulting agreement and as an employee of the Company.

      At December 31, 1999 and 1998, outside Board of Directors members held options to purchase 48,040 and 44,040 shares of common stock, respectively, with exercise prices ranging from $0.84 to $3.50. At December 31, 1999 and 1998, all of the options were vested and the options expire at various dates through 2009.

      During 1999, a consultant was given options to purchase 10,000 shares at $4.50 per share. The options expire in 2001.

ACQUISITION BONUS

      In 1998, the Company's Board of Directors approved a $180,000 bonus payable to the Chief Executive Officer of Cable Link, Inc. related to the acquisition of the Subsidiary. The bonus is payable in equal monthly installments of $5,000. The payments, which commence in the first twelve months beginning July 6, 1998, are without conditions. The remaining payments in the second and third twelve month periods are subject to the conditions that the percentage of earnings of the Subsidiary is equal to or greater than 15% of the capital invested in the Subsidiary by the Company. During 1999, the Company's Chief Executive Officer relinquished his rights to the remaining $120,000 of the acquisition bonus. The bonus reversal was included in the loss from operations of the discontinued division.


                                   (Continued)

                        CABLE LINK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998

================================================================================

OPERATING LEASE OBLIGATIONS

      The Company leases production and office space. The Company also leases office space in Florida for its international operations. The Subsidiary leases office space from its former owners. Rent expense was $363,194 and $287,090 for the years ended December 31, 1999 and 1998, respectively. Future minimum lease payments are as follows: 2000 - $359,857; 2001 - $272,442; 2002 - $97,477; 2003 - $2,320.

STOCKHOLDER TRANSACTIONS

      In October 1994, the Company entered into a separation, non-competition and consulting agreement with the former president. The Separation Agreement required the Company to pay the former president $100,000. Consulting services were to be provided by the former president through December 31, 1998, for total consideration of $350,000 payable in seven monthly installments of approximately $15,394; 25 monthly installments of approximately $9,333; and a final installment of $8,917. The former president also agreed not to compete with the Company through December 31, 1998, for total consideration of $25,000 payable in seven monthly installments of approximately $1,110; 25 monthly installments of approximately $667; and a final installment of $625. The covenant not to compete expired during 1999. The covenant not to compete became fully amortized and was removed from the balance sheet as of December 31, 1999. The related obligation was paid in full during 1999. The total accumulated amortization in relation to the covenant not to compete was $21,550 as of December 31, 1998. The consulting services were expensed over the term of the Agreement. Under this agreement, the Company recognized expenses of $7,205 and $84,000 in 1999 and 1998.

CONCENTRATIONS OF CREDIT RISK

      The Company grants credit to cable operations in the United States and Canada. In most cases, sales terms for products sold in international markets other than Canada are cash in advance or cash on delivery. Additionally, the Company carries insurance on all significant international accounts receivable. Sales are denominated principally in U.S. dollars and, therefore, the Company does not have a significant foreign exchange rate risk. Sales to customers outside the United States were $1,079,550 and $936,300 and the corresponding accounts receivable were $22,055 and $207,654 at December 31, 1999 and 1998, respectively.

REPORTABLE SEGMENTS

      Management has elected to identify the Company's reportable segments based on operating units: Cable Link, Inc., including the FSC, and PC & Parts, Inc. dba Auro Computer Services.


                                   (Continued)

                        CABLE LINK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998

================================================================================

REPORTABLE SEGMENTS (continued)

      Information related to the Company's reportable segments for 1999 is as follows:

                                                                     Auro
                                                Cable Link,         Computer
                                                   Inc.             Services            Total
                                                -----------       -----------       -----------
Revenues                                        $10,606,235       $11,019,789       $21,626,024
Cost of revenues                                  6,485,381         9,661,637        16,147,018
                                                -----------       -----------       -----------
Gross profit                                      4,120,854         1,358,152         5,479,006
S, G & A expenses                                 2,953,283         2,626,057         5,579,340
                                                -----------       -----------       -----------
Income (loss) from operations                     1,167,571        (1,267,905)         (100,334)
Interest expense                                    (74,947)         (181,466)         (256,413)
Other income                                             --           120,000           120,000
                                                -----------       -----------       -----------
Income (loss)                                     1,092,624        (1,329,371)         (236,747)

Parent/Subsidiary interest (income) expense         (42,000)           42,000                --
Income tax (expense) benefit                       (251,105)          232,928           (18,177)
Goodwill amortization                                    --           (36,926)          (36,926)
Loss on disposal of segment                              --          (994,111)         (994,111)
Cumulative effect of change in accounting
 principle, net of tax benefit                      (26,246)               --           (26,246)
                                                -----------       -----------       -----------
Consolidated net income (loss)                  $   773,273       $(2,085,480)      $(1,312,207)
                                                ===========       ===========       ===========

Total assets                                    $ 4,729,350       $ 1,708,105       $ 6,437,455
Goodwill                                                 --           493,931           493,931
Investment in subsidiary at cost                   (470,000)               --          (470,000)
Intercompany receivables                           (458,671)          (23,028)         (481,699)
Discontinued operations                             367,000        (1,067,168)         (700,168)
                                                -----------       -----------       -----------
Consolidated total assets                       $ 4,167,679       $ 1,111,840       $ 5,279,519
                                                ===========       ===========       ===========

Depreciation and amortization expense           $   202,160       $   336,007       $   538,167
                                                ===========       ===========       ===========

      A reconciliation of the segments' total depreciation and amortization to the consolidated total depreciation and amortization is as follows:

Segments' total depreciation and amortization                           $538,167
Amortization of goodwill                                                  36,926
                                                                        --------
   Consolidated total depreciation and
     amortization                                                       $575,093
                                                                        ========


                                   (Continued)

                        CABLE LINK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998

================================================================================

REPORTABLE SEGMENTS (continued)

      Information related to the Company's reportable segments for 1998 is as follows:

                                                               Auro
                                          Cable Link,        Computer
                                             Inc.            Services            Total
                                          -----------       -----------       -----------
Revenues                                  $10,318,475       $10,248,774       $20,567,249
Cost of revenues                            6,537,744         9,406,856        15,944,600
                                          -----------       -----------       -----------
Gross profit                                3,780,731           841,918         4,622,649
S, G & A expenses                           2,829,723         1,256,713         4,086,436
                                          -----------       -----------       -----------
Income (loss) from operations                 951,008          (414,795)          536,213
Interest expense                              (82,865)          (56,674)         (139,539)
Other income (expense)                          1,142             2,430             3,572
                                          -----------       -----------       -----------
Income (loss)                                 869,285          (469,039)          400,246
Income tax expense                           (125,600)          (28,554)         (154,154)
Goodwill amortization                              --           (39,063)          (39,063)
                                          -----------       -----------       -----------
Consolidated net income (loss)            $   743,685       $  (536,656)      $   207,029
                                          ===========       ===========       ===========

Total assets                              $ 5,495,095       $ 2,758,307       $ 8,253,402
Goodwill                                           --           530,857           530,857
Investment in subsidiary at cost             (470,000)               --          (470,000)
Intercompany receivables                     (150,000)               --          (150,000)
                                          -----------       -----------       -----------
Consolidated total assets                 $ 4,875,095       $ 3,289,164       $ 8,164,259
                                          ===========       ===========       ===========


Depreciation and amortization expense     $   186,307       $   117,994       $   304,301
                                          ===========       ===========       ===========

      A reconciliation of the segments' total depreciation and amortization to the consolidated total depreciation and amortization is as follows:

Segments' total depreciation and amortization                           $304,301
Amortization of goodwill                                                  39,063
                                                                        --------
   Consolidated total depreciation and
     amortization                                                       $343,364
                                                                        ========


                                   (Continued)

                        CABLE LINK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998

================================================================================

PROFORMA OPERATIONS

      The following unaudited proforma consolidated results of operations of the Company for the year ended December 31, 1998 assumes that the acquisition of the Subsidiary occurred on January 1, 1997. These proforma results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations.

                                                                       1998
                                                                   -----------
Net revenues                                                       $24,830,369
Net loss                                                              (221,724)
Basic and diluted net loss per share                                      (.13)

MAJOR CUSTOMERS AND SUPPLIERS

      In 1999, approximately 21% of the Company's total revenues were from one of the Subsidiary's customers and approximately 38% of total purchases were from two of the Subsidiary's vendors. In 1998, approximately 10% of the Company's total revenues were from one of the Subsidiary's customers and approximately 19% of total purchases were from one of the Subsidiary's vendors.

SUBSEQUENT EVENT

      Subsequent to December 31, 1999, the Company decided to close and liquidate its subsidiary, Auro Computer Services. Auro ceased operations on February 21, 2000 and its remaining assets are expected to be liquidated by March 31, 2000. As a result of this action, the Company has reflected Auro Computer Services' results from operations as discontinued in the accompanying statement of operations. Interest on the bank debt related to Auro's acquisition is recorded as an expense in determining the loss on discontinued operations.

      The Company also recorded a charge for the expected loss on disposal, net of tax. Included in this loss is $1,067,168 for the write-down of assets to their estimated net realizable value upon collection and liquidation; $139,505 from the release of recorded warranty that Auro will not be able to fulfill; $212,448 in costs to liquidate and $221,000 operating losses prior to the cessation of operations.

      The remaining assets consist of accounts receivable yet to be collected and inventory and equipment expected to be sold. The net realizable value of these remaining assets is estimated at $1,007,937, including a deferred tax asset of $367,000. However, the actual amount realized may differ. The Company anticipates assuming Auro's bank debt by fulfilling its guarantee of the debt.

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


GENERAL

Cable Link, Inc. (the "Parent") sells new, used and refurbished cable TV equipment in addition to repairing equipment for cable companies within the United States and various international markets. The Company operates its main administrative and manufacturing operations from a leased facility in Columbus, Ohio. The Parent began leasing a facility in Florida to house additional re-manufacturing and international sales operation during 1999.

In 1998, the Parent purchased 100% of the stock of PC & Parts, Inc, d.b.a. Auro Computer Services (the "Subsidiary"). Subsequent to December 31, 1999, the Parent decided to close the Subsidiary. The Subsidiary was located in a suburb of Columbus and resold computer hardware and assembled computer hardware components into personal computers. The Subsidiary also sold personal computer software and provided both wide area networking (WAN) and local area networking
(LAN), year 2000 testing and solutions, and many other service and support needs throughout Central Ohio and the surrounding area. As noted, the Subsidiary was closed in February 2000. Management is in the process of liquidating the remaining assets and liabilities of the Subsidiary.


RESULTS OF OPERATIONS

NET SALES
Net sales for the Parent for 1999 were $10,606,235 as compared to $10,318,475 for 1998, an increase of $287,760. This represents an increase of 2.8% over the previous year for the same period. The increase in sales is primarily due to an increase in the repair business and the expanded customer base.

COST OF GOODS SOLD
The cost of goods sold for the Parent for 1999 were $6,485,381 as compared to $6,537,744 for 1998, a decrease of $52,363. The decrease is primarily due to a reduction in production labor expense. The decrease in labor cost is primarily the result of a reduction in labor force as well as increased efficiencies and new procedures that have led to improved productivity of employees.

OPERATING EXPENSES
Operating Expenses for the Parent for 1999 were $2,995,283 as compared to $2,828,581 for the same period in 1998 or an increase of $166,702. The increase is a result of hiring additional sales people for the Columbus, Ohio and Hollywood, Florida locations. The Parent will continue to implement procedures and review the organizational structure in an attempt to increase efficiencies and reduce costs.

INCOME FROM OPERATIONS
Income from operations for the Parent for 1999 was $1,125,571 as compared to $952,150 for 1998, an increase of $173,421. The increase in income from operations is a result of the Parent's decrease in cost of goods sold and the increase in sales during 1999.

INCOME TAX PROVISION
The effective tax rate on continuing operations increased to 24% in 1999 from 14% in 1998 due to an increase in the nondeductible items and an increase in the allocation of the tax expense to the Parent based on its ratio of pretax income to the total consolidated loss. The tax benefit rate increase for the discontinued operations due to the fact the discontinued operations' loss will be utilized to offset the continuing operations in full and are not limited as in the case of prior losses. In order for these benefits to be realized in full, the continuing operations must have taxable income of $1,460,000 in future years. It is management's belief that these tax benefits will be realized based on the continuing operations pretax income levels of $1,050,624 and $869,285 in 1999 and 1998, respectively.

DISCONTINUED OPERATIONS
During the year ended December 31, 1999, the Subsidiary incurred operating losses of $1,267,905 versus a loss of $414,795 in 1998. The increase in the loss was due to increased operating expenses incurred by the Subsidiary. The increase in the operating expenses was a result of efforts to increase sales through increased marketing and promotional effort's, changes in management, sales and administrative staffing as well as changes in other expenses. Additionally, the Subsidiary incurred higher interest costs related to increased debt as a result of the larger operating losses.

In February 2000, Management decided to close and liquidate the Subsidiary and operations ceased on February 21, 2000. All but a few of the employees were terminated as of that date. The remaining employees are in the process of winding up the Subsidiary's activities by collecting remaining accounts receivable and selling of the remaining inventory and equipment. In addition, Management has had discussions with trade vendors explaining the bank's exertion of its priority claim on the assets of the Subsidiary and that the bank's priority is in excess of the available assets.

The bank has first security on all assets of the Subsidiary and all proceeds from the sale of assets will be used to make payment on the loan whose proceeds were used to acquire the Subsidiary and the line of credit. To the extent bank debt of the Subsidiary is not fully retired as a result of the sales of assets and collection of receivables, the Parent will assume the remaining balance as a result of its guarantee.

The Company recorded a charge for the expected loss on disposal of the assets, net of tax effects. The assets were written down $1,067,168 to their estimated net realizable value, $139,505 was reversed due to Management's estimation that it will not be able to fulfill warranty contracts, $212,448 of future costs to liquidate the assets and honor lease commitments and $221,000 of operating losses incurred prior to cessation of operations. It is anticipated that there will be no further financial impact to the Company as a result of the cessation of operations of the Subsidiary.

The following are management's discussion and analysis of material changes in financial position during 1999.

ACCOUNTS RECEIVABLE
Accounts Receivable for the Company were $2,060,469 at December 31, 1999 as compared to $3,228,285 for December 31, 1998, a decrease of 36.2% or $1,167,816. This decrease in Accounts Receivable is due to a decrease in sales for the Parent and the Subsidiary for the fourth quarter of 1999 versus the fourth quarter of 1998. Additionally, the write-off for uncollectible accounts was increased by $260,676 as a result of the closing of the Subsidiary.

INVENTORIES
The inventory for the Company was $1,557,257 at December 31, 1999 as compared to $2,368,694 for December 31, 1998, a decrease of 34.3% or $811,437. The Parent's decrease in inventory of $ 303,685 was due to sales from existing inventory during 1999. The decrease of $507,752 for the Subsidiary was due to the reduced purchasing of inventory during 1999 and the write down of the realized value of $113,187 as a result of the closing of the Subsidiary

PROPERTY AND EQUIPMENT
The property and equipment for the Company was $1,426,367 at December 31, 1999 as compared to $2,043,867 for December 31, 1998, a decrease of $617,500 or 30.2%. The decrease is primarily due to the closing of the Subsidiary. The Subsidiary removed $537,000 in gross book value and $402,000 at cost for accumulated depreciation and $50,000 was booked at realizable sales value. The Parent's change in property and equipment was net $15,510 for additions and disposals during 1999.

GOODWILL
The unamortized balance of goodwill, $493,931, was written off as part of the disposal of the discontinued operations of the Subsidiary.

ACCOUNTS PAYABLE
The accounts payable for the Company were $1,251,975 at December 31, 1999 as compared to $2,180,117 at December 31, 1998, a decrease of 42.6% or $928,142. The decrease for both the Parent and the Subsidiary was a direct result of the decrease in inventory and purchases at year-end.

SHORT TERM OBLIGATIONS
The short-term obligations for the Company includes a term note of $500,000. The note was converted on May 1, 1999 and is being amortized on equal monthly payments on a five-year schedule and the principle balance was $433,333 at December 31, 1999.

The bank line of credit for the Company decreased by $493,722 as of December 31, 1999 as compared to December 31, 1998. The Parent's decrease of $995,714 was due to improved cash flow generated by higher sales during 1999 and reduced cost of labor and reduced inventory purchase. The Subsidiary's increase of $501,992 was due to supporting the operation loss.

ACCRUED EXPENSES
Accrued expenses for the Company increased $48,774 or 10.9% from December 31, 1998 as compared to December 31, 1999. The increase is primarily due to the Parent's accrued expenses for payroll.

LIQUIDITY AND CAPITAL RESOURCES
On May 18, 1998, the Company purchased 85.1% of the common stock of the Subsidiary. Based on the unadjusted purchase price, the Company used net cash of approximately $700,000 to purchase this common stock. The cash came from an issuance of long-term debt of $500,000. In September 1998 the Company signed Amendment No.1 to the Stock Purchase and Non-Compete Agreement to resolve differences in the original purchase price. The Amendment provided for a $350,000 reduction in the original purchase price of $820,000. The $350,000 overpayment was refunded as follows: 1) a cash refund of $80,000, 2) cancellation of the notes payable to former stockholders of $120,000, 3) repayment to the Company of $100,000 previously held in escrow and 4) a pro rata reduction of $50,000 in non-compete agreements. On December 18, 1998 the Company purchased the remaining minority interest for $100,000.

The Company finances its operations primarily through internally generated funds and bank lines of credit totaling $3,300,000. As a result of the closing of the Subsidiary the Company will assume the bank debt related to the Subsidiary. As of March 28, 2000 the balance outstanding was $928,000 but could decrease by future liquidation of assets. This will have a negative impact to the future cash flow of the Company. Future liquidity of capital will come only as a result of profitability of the Company. The Company does not at this time anticipate the need for additional capital unless a significant increase in its operation causes it to have needs for additional equipment and working capital.

As of December 31, 1999 and as a result of the loss on disposal of the Subsidiary, the Company was in violation of several loan covenants relating to its loan agreements with the bank. The bank has agreed to waive the loan covenants through December 31, 1999. The bank and the Company are in the process of negotiating new terms for the loan agreement.

YEAR 2000
The Parent and its Subsidiary ("the Company") had in place detailed programs to address Year 2000 readiness in its internal control systems and with its key customers and suppliers. The Year 2000 issue was a result of computer logic that was written using two digits rather than four to define the applicable year. Any computer logic that processes date-sensitive information may recognize the date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures.

Pursuant to the Company's readiness programs, all major categories of information technology systems and non-information technology systems (i.e., equipment with embedded microprocessors such as heating and cooling systems) in use by both the Parent and the Subsidiary, including accounting, repair equipment, service orders and sales order processing have been addressed. In addition the plans developed by the Company for information technology systems and non-information technology systems have been implemented and the required systems have been modified or replaced

The Company communicated with its major customers, suppliers and financial institutions to assess the potential impact on the Company's operations if those third parties failed to become Year 2000 compliant in a timely manner. Risk assessment, readiness evaluation, and contingency plans were completed by December 31, 1999. The Company's key financial institutions have been surveyed and they were Year 2000 compliant on or before December 31, 1999. The Subsidiary did not take responsibility for any software purchased from the Subsidiary that does not allow for the year 2000 rollover. The Subsidiary did provide all major customers with information to assist them in evaluating processing systems.

The statements set forth herein concerning Year 2000 issues which are not historical facts are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. In particular, the costs associated with the Company's Year 2000 programs are based upon management's best estimates. These estimates were derived from internal assessments and assumptions of future events. These estimates may be adversely affected by the continued availability of personnel and system resources, and by the failure of significant third parties to properly address Year 2000 issues.

Therefore, there can be no guarantee that any estimates, or other forward-looking statements will be achieved, and actual results could differ significantly from those contemplated.

The costs incurred related to its Year 2000 activities were not material to the Company and the Company does not believe that the total cost of its Year 2000 readiness programs had a material adverse impact on the Company's results of operations or financial condition.

Subsequent to December 31, 1999 the Company has not experienced miscalculations or systems failures as a result of the Year 2000 issues. Also, no customers, suppliers or financial institutions have informed the Company of any Year 2000 issues that effected the Company.

NEW ACCOUNTING PRONOUNCEMENTS
In 1999, the Company adopted Statement of Position (SOP) 98-5 "Reporting of Start-up Activities." This SOP required that costs of start-up activities, including organization costs, be expensed as incurred. Initial application of the SOP was reported as a cumulative effect of a change in accounting principle, net of tax of $26,246 for 1999.

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

6.8      Loan and Security Agreement dated November 27, 1996                 23             *

6.9      Promissory Note dated April 30, 1997                                 3             *

6.10     Lease dated November 4, 1992 and Lease Modification
         Agreement dated October 26, 1995 for Suite 201,
         280 Cozzins, Columbus, Ohio                                         11             **

8.1      Stock Purchase and Non-Compete Agreement among PC & Parts,
         Inc., its Shareholders, Brian Berger and Cable Link, Inc.,
         Dated May 18, 1998 (incorporated by reference to
         Exhibits 2.1 to this Form 8-K of Registrant filed on
         May 18, 1998; Registration No. 0-23111).                            44

8.2      Reserved

8.3      Amendment No. 1 to Stock Purchase and Non-Compete
         Agreement among PC & Parts, Inc., its Shareholders,
         Brian Berger and Cable Link, Inc., dated May 18, 1998
         (incorporated by reference to the Form 8-K of
         Registrant filed on November 6, 1998;
         Registration No. 0-23111).                                           2

10.1     Consent of Groner, Boyle & Quillin, LLP                              1             46

12.1     Powers of Attorney.                                                                47

                                                                                        PAGE IN
                                                                                      SEQUENTIALLY
                                                                         NO. OF         NUMBERED
EXHIBITS INSTRUMENT                                                       PAGES           COPY
-------- ----------                                                       -----           ----
12.2     Certified resolution of the Registrant's Board of Directors authorizing officers and directors signing on behalf of the
         Company to sign pursuant to a power of attorney.                                   55

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

                  See Exhibit 6.10 - Lease dated November 4, 1992 and Lease
                           Modification Agreement dated October 26, 1995 for Suite 201, 280 Cozzins, Columbus, Ohio.

                  See Exhibit 10.1 - Consent of Groner, Boyle & Quillin, LLP

         (7)      None.

         (8)      Plan of Acquisition, Reorganization, Arrangement, Liquidation
                           or Succession.

         (8.1)    Stock Purchase and Non-Compete Agreement among PC & Parts,
                           Inc., its Shareholders, Brian Berger and Cable Link, Inc., dated May 18, 1998.

         (8.2)    Reserved

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

         (15.1)   See Acknowledgment by Coopers & Lybrand L.L.P.

         (27)     Financial Data Schedule

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 25, 2000


                                          CABLELINK, INC.
                                          (the "Registrant")

                                          By: /s/ Bob Binsky
                                             ----------------------------------
                                              Bob Binsky, Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the 25th day of February, 2000.

         SIGNATURE                                     TITLE
         ---------                                     -----

         /s/ Bob Binsky
         Bob Binsky                       Director, Chairman of the Board,
                                          Chief Executive Officer
                                          (principle executive officer)

         Gerald S. Blaskie*               Controller
         Gerald S. Blaskie

         Brenda L. Castle*                President and Director
         Brenda L. Castle

         Carla Cole*                      Director
         Carla Cole

         Eric S. Newman*                  Director
         Eric S. Newman

         Sherry J. Rothfield*             Director
         Sherry J. Rothfield

         Michael Tsao*                    Director
         Michael Tsao

                  *By:     /s/ Bob Binsky
                           Bob Binsky, Attorney-in-fact