Form 10QSB
period 2000-03-31
CABLE LINK INC
filed 2000-05-15
CIK 893139

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly period ended March 31, 2000.

[ ]      Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________ to ___________

Commission File Number 0-23111

                                Cable Link, Inc.
        ----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter

              Ohio                                               31-1239657
-------------------------------                            ---------------------
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

Yes    X          No
   ---------         ---------

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,708,936 shares of Common Stock as of March 31, 2000

         Transitional Small Business Disclosure Format (check one):

Yes    X          No
   ---------        ---------

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                         CABLE LINK, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                             3 Months Ending March 31
                                                              2000            1999
                                                           ----------      ----------
Net Sales                                                  $2,078,664      $3,163,075
                                                           ----------      ----------
      Cost of goods sold                                    1,225,747       2,073,846
      Operating expenses                                      798,649         784,014
                                                           ----------      ----------

           Total expenses                                   2,024,396       2,857,860
                                                           ----------      ----------

Income from operations                                         54,268         305,215

      Interest expense                                        (13,019)        (31,337)
      Other income (expenses)                                     273         (10,211)
                                                           ----------      ----------

Income before taxes                                            41,522         263,667
      Provision for taxes                                          --              60
                                                           ----------      ----------

Income from continuing operations                              41,522         263,607

Discontinued operations
   inc (loss) from operations of discontinued division        225,822        (422,260)
                                                           ----------      ----------

Net income (loss) before cumulative effect of change
   in principle, net                                          267,344        (158,653)

Cumulative effect of change in accounting
   principle, net                                                  --         (42,246)
                                                           ----------      ----------

Net income (loss)                                          $  267,344       $(200,899)
                                                           ==========      ==========

Basic EPS:
Income from continuing operations                          $     0.03      $     0.16
Income (loss) on discontinued operations                         0.13           (0.25)
Cumulative effect of change in accounting principle                --           (0.03)
                                                           ----------      ----------
Net income (loss)                                          $     0.16      $    (0.12)
                                                           ==========      ==========

Weighted average shares outstanding                         1,696,924       1,694,275

Diluted
Income from continuing operations                          $     0.02      $     0.14
Income (loss) on discontinued operations                         0.12           (0.23)
Cumulative effect of change in accounting principle                --           (0.02)
                                                           ----------      ----------
Net income (loss)                                          $     0.14      $    (0.11)
                                                           ==========      ==========

Weighted average shares outstanding                         1,927,847       1,827,383

                         CABLE LINK, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                          2000             1999
                                                        MARCH 31        December 31
                                                      (UNAUDITED)        (Audited)
                                                      -----------        ---------
                         ASSETS
     Current Assets
           Cash                                        $  132,144       $  213,113
           Accounts receivable, net                     1,424,398        2,060,469
           Income tax receivable                           67,060          144,000
           Inventories                                  1,419,456        1,557,257
           Prepaid expenses                               103,182           40,182
           Deferred income taxes                          517,000          517,000
           Property & equipment available for sale         49,325           50,000
           Deposit                                         11,850           15,359
                                                       ----------       ----------
                Total current assets                   $3,724,415       $4,597,380
                                                       ----------       ----------

      Property and Equipment
           Property and equipment, at cost              1,474,465        1,426,367
           Accumulated depreciation                      (912,268)        (865,466)
                                                       ----------       ----------
                Total Property and Equipment              562,197          560,901
                                                       ----------       ----------


      Other Assets
           Deferred tax asset                              94,000           94,000
           Deposits                                        26,739           27,238
                                                       ----------       ----------
                Total other assets                        120,739          121,238
                                                       ----------       ----------

                TOTAL ASSETS                           $4,407,351       $5,279,519
                                                       ==========       ==========

                         CABLE LINK, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                      2000            1999
                                                    MARCH 31       December 31
                                                   (UNAUDITED)      (Audited)
                                                   -----------      ---------
     LIABILITIES
Current Liabilities
     Current portion long-term obligation          $    9,117       $   19,958
     Note Payable - Bank                            1,417,718        2,216,218
     Accounts payable                               1,483,435        1,251,975
     Accrued expenses                                 242,865          497,231
     Accrued loss on discontinued operations          143,286          433,448
     Covenants not to compete                          11,664           29,164
                                                   ----------       ----------
          Total current liabilities                 3,308,085        4,447,994


Long-term obligations                                     745           24,855
                                                   ----------       ----------

          Total Liabilities                        $3,308,830       $4,472,849
                                                   ----------       ----------

                STOCKHOLDER'S EQUITY
Current Stockholders' Equity
     Common stock                                   1,496,864        1,472,357
     Additional paid-in capital                       136,136          136,136
     Retained deficit                                (534,479)        (801,823)
                                                   ----------       ----------
           Total Stockholder's Equity               1,098,521          806,670
                                                   ----------       ----------

                TOTAL LIABILITIES AND
                         STOCKHOLDER'S EQUITY      $4,407,351       $5,279,519
                                                   ==========       ==========

                         CABLE LINK, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

                  Three Months Ending March 31, 2000 and the year ended December 31, 1999

                                    Shares of Issued                   Additional      Retained
                                    and Outstanding        Common       Paid-In        Earnings
                                     Common Stock           Stock       Capital       (Deficit)          Total
                                    ----------------     ----------     --------     -----------      -----------
BALANCE AT DECEMBER 31, 1998         1,689,136           $1,463,387     $136,136     $   510,384      $ 2,109,907

Exercise of options and warrants         5,940           $    8,970           --              --      $     8,970

Net loss                                    --                   --           --     $(1,312,207)     $(1,312,207)
                                     ---------           ----------     --------     -----------      -----------

BALANCE AT DECEMBER 31, 1999         1,695,076           $1,472,357     $136,136     $  (801,823)     $   806,670

Exercise of options and warrants        13,860           $   24,507           --              --      $    24,507

Net income                                  --                   --           --     $   267,344      $   267,344
                                     ---------           ----------     --------     -----------      -----------

BALANCE AT MARCH 31, 2000            1,708,936           $1,496,864     $136,136     $  (534,479)     $ 1,098,521
                                     =========           ==========     ========     ===========      ===========

                         CABLE LINK, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

                                    Three Months Ending March 31

                                                                      2000           1999
                                                                    ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                             $ 267,344      $(200,899)
                                                                    ---------      ---------
      Adjustments to reconcile net income to net
        cash provided by operating activities:
           Depreciation and amortization                               55,302        137,155
           Loss on sale of equipment                                       --         10,368
           Cumulative effect of change in accounting principle             --         42,246
           Gain on discontinued operations/disposal of division      (290,162)            --
           (Increase) decrease in operating assets:
                Accounts receivable                                   636,071        341,119
                Income tax receivable                                  76,940        260,347
                Inventories                                           137,801        649,747
                Prepaid and other assets                              (58,992)        23,468
           Increase (decrease) in operating liabilities
                Accounts payable                                      231,460       (803,249)
                Accrued warranty                                      (17,749)       (24,293)
                Acquisition bonus                                          --        (15,000)
                Accrued expenses                                     (254,366)       (15,563)
                                                                    ---------      ---------
                      Total adjustments                               516,305        606,345
                                                                    ---------      ---------

      Net cash provided by operating activities                       783,649        405,446
                                                                    ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                              (56,598)       (57,870)
      Proceeds from sales of equipment                                    675         63,897
                                                                    ---------      ---------
           Net cash (used in) provided by investing activities        (55,923)         6,027
                                                                    ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from sales of common stock                              24,507          8,970
      Payments on covenant not to compete liability                   (17,500)       (58,750)
      Net decrease in line of credit                                 (773,500)      (302,569)
      Principal payments on debt                                      (25,000)            --
      Payments on capital lease obligations                           (17,202)       (16,443)
                                                                    ---------      ---------
           Net cash used in financing activities                     (808,695)      (368,792)
                                                                    ---------      ---------

           Net increase (decrease) in cash                            (80,969)        42,681

      Cash - beginning of period                                      213,113         61,418
                                                                    ---------      ---------

      Cash - end of period                                          $ 132,144      $ 104,099
                                                                    =========      =========

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
      Cash paid during the period for interest                      $  46,614      $  63,019
      Cash (received) paid for income taxes during the period       $ (45,940)     $   2,152

                         CABLE LINK, INC AND SUBSIDIARY
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NATURE AND SCOPE
Cable Link, Inc. (the "Parent") sells new, used and refurbished cable TV equipment in addition to repairing equipment for cable companies within the United States and various international markets. The Parent operates both its administrative and manufacturing operations from a single, leased facility in Columbus, Ohio. The Parent began leasing a facility in Florida to house additional re-manufacturing and international sales operations during 1999.

In 1998, the Parent purchased 100% of the stock of PC & Parts, Inc dba Auro Computer Services (the "Subsidiary"). During the first quarter of 2000 the Parent decided to close the Subsidiary. The Subsidiary was located in a suburb of Columbus and resold computer hardware and assembled computer hardware components into personal computers. The Subsidiary also sold personal computer software and provided both wide area networking (WAN) and local area networking
(LAN), year 2000 testing and solutions, and many other service and support needs throughout Central Ohio and the surrounding area.

The Parent began a foreign sales corporation (FSC) during 1998 to handle all foreign sales.

The interim consolidated financial statements have been prepared by the Company without an audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the consolidated financial position of the Company as of March 31, 2000, the consolidated results of operations for the three months ended March 31, 2000 and consolidated cash flow for the three months ended March 31, 2000. Interim results are not necessarily indicative of results for a full year.

The balance sheet as of December 31, 1999 has been derived from the financial statements that have been audited by the Company's independent public accountants. The financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's annual report and Form 10-KSB.


PRINCIPLES OF CONSOLIDATION
The consolidated financial statements are on the accrual basis of accounting and include the financial statements of the Parent, the FSC, and the Subsidiary for 2000 and 1999, in entirety.


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


NOTE PAYABLE - BANK
The Company has a revolving credit line with a bank for $3,300,000. The credit line is secured by substantially all assets of the Company and is payable on demand. The line matures on June 30, 2000, and interest is charged at prime plus 1% (9.75% and 9.50% at March 31, 2000, and December 31, 1999 respectively). Outstanding borrowings at March 31, 2000 and December 31, 1999 were $1,009,385 and $1,782,885, respectively.

The Company has a note payable to a bank relating to the acquisition of the Subsidiary. The face amount of the note is $500,000 and interest is due monthly at prime plus 1% (9.75% and 9.50% at March 31, 2000, and December 31, 1999, respectively). The principal balances were $408,333 and $433,333 at March 31, 2000 and December 31 1999, respectively. The principal is due at maturity on June 30, 2000. The note is secured by substantially all of the assets of the Company.


COVENANTS NOT TO COMPETE
Under the terms of the purchase agreement when the Company purchased the Subsidiary, the Company is paying the sellers $150,000 in monthly installments over two years. Accordingly, a short-term and long-term liability was recognized. The Company allocated $200,000 of the purchase price to the covenant to be amortized using the straight-line method over the same two year period. Additionally, the Company had a non-compete agreement with the Subsidiary's former president through December 31, 1999. The amount of $82,500 was paid over six months. Accordingly, a short-term asset and liability were recorded and amortized using the straight-line method during 1999. The unamortized balance of the covenants not to compete, $41,664, was written off as part of the disposal of the discontinued operations. The liability at March 31, 2000 and December 31, 1999 was $11,664 and $29,164, respectively.

REPORTABLE SEGMENTS

Management has elected to identify the Company's reportable segments based on operating units: Cable Link, Inc., including the FSC, and PC & Parts, INC. dba Auro Computer Services.

Information related to the Company's first quarter 2000 reportable segments is as follows:

                                                       Auro
                                    Cable Link       Computer
                                       Inc.          Services           Total
                                    ----------       --------           -----
Revenues                            $2,078,664       $ 989,945      $3,068,609
Cost of sales                        1,225,747         863,881       2,089,628
                                    ----------       ---------      ----------
Gross margin                           852,917         126,064         978,981
Operating expenses                     798,649         376,061       1,174,710
                                    ----------       ---------      ----------
Operating income (loss)                 54,268        (249,997)       (195,729)
Interest expenses                      (13,019)        (39,595)        (52,614)
Other income (expenses)                    273           2,990           3,263
                                    ----------       ---------      ----------
Income (loss)                       $   41,522       $(286,602)     $ (245,080)
                                    ==========       =========      ==========


Total assets                        $4,388,375       $ 176,314      $4,564,689
                                    ==========       =========      ==========

Depreciation and amortization
expenses                            $   55,302       $      --      $   55,302
                                    ==========       =========      ==========

REPORTABLE SEGMENTS (continued)
A reconciliation of the segments' operating loss to the consolidated net income is as follows:

Segments operating loss                       $(245,080)
Add:
   Gain on disposal of division                 225,822
   Accrued loss on discontinued
     operations                                 286,602
                                              ---------
Consolidated net income                       $ 267,344
                                              =========

A reconciliation of the segments' total assets to the consolidated total assets is as follows:

       Segments total assets                                        $4,564,689
       Less:
           Intercompany receivables                                   (157,338)
                                                                    ----------

Consolidated total assets                                           $4,407,351
                                                                    ==========


NEW ACCOUNTING PRONOUNCEMENT
In 1999, the Company adopted Statement of Position (SOP) 98-5 "Reporting of Start-up Activities." This SOP required that costs of start-up activities, including organization costs, be expensed as incurred. The SOP was reported as a cumulative effect of a change in accounting principle in the amount of $26,246, net of tax, for 1999.

No other accounting pronouncements have been issued that have any effect on the Company.

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


GENERAL

Cable Link, Inc. (the "Parent") sells new, used and refurbished cable TV equipment in addition to repairing equipment for cable companies within the United States and various international markets. The Parent operates both its administrative and manufacturing operations from a leased facility in Columbus, Ohio. The Parent began leasing a facility in Florida to house additional re-manufacturing and international sales operations during 1999.

In 1998, the Parent purchased 100% of the stock of PC & Parts, Inc dba Auro Computer Services (the "Subsidiary"). In February 2000, the Company decided to close the Subsidiary and operations ceased on February 21, 2000. The Subsidiary was located in a suburb of Columbus and resold computer hardware and assembled computer hardware components into personal computers. The Subsidiary also sold personal computer software and provided both wide area networking (WAN) and local area networking (LAN), year 2000 testing and solutions, and many other service and support needs throughout Central Ohio and the surrounding area. Management is in the process of liquidating the remaining assets and liabilities of the Subsidiary.


RESULTS OF OPERATIONS

NET SALES
Net sales for the Parent for the first quarter ending March 31, 2000 were $2,078,664 compared to $3,163,075 for the first quarter ending March 31, 1999, a decrease of $1,084,411. This represents a decrease of 34.3% over the previous year for the same period. The decrease in sales is primarily due to a decrease in the CATV operators' purchasing of converters as compared to the first quarter of 1999. The first quarter of 1999 included a one-time sale of converters to a customer that totaled approximately $765,000.

COST OF GOODS SOLD
The cost of goods sold for the Parent for the first quarter ending March 31, 2000 was $1,225,747, a decrease of $848,099 as compared to same period for 1999. The decrease in 2000 is primarily attributable to a reduction in production labor expense and product cost due to a decrease in sales. The decrease in labor cost is primarily the result of a reduction in labor force as well as increased efficiencies and new procedures that have led to improved productivity of employees.

OPERATING EXPENSES
Operating expenses for the Parent increased to $798,649 for the first quarter ending March 31, 2000 as compared to $784,014 for the same period in 1999. The increase is a result of hiring additional sales people for the Columbus, Ohio and Hollywood, Florida locations. The Parent will continue to implement procedures and review the Company's organizational structure in an attempt to increase efficiencies and reduce costs.

INCOME FROM OPERATIONS
The income from operations for the Parent for the first quarter ending March 31, 2000 was $54,268 as compared $305,215 for the same period in 1999, a decrease of $250,947. The decrease in income from operations is a result of a decrease in sales during the quarter.

ACCOUNTS RECEIVABLE
Accounts receivable decreased $636,071 or 30.9% from December 31, 1999 as compared to the March 31, 2000 balance of $1,424,398. This decrease in accounts receivable is due to improved collections on accounts and the decrease in sales for the first quarter. In addition, the accounts receivable collections have been approximately $175,000 better than anticipated for the Subsidiary since December 31, 1999.

INVENTORIES
Inventory decreased 8.8% or $137,801 from December 31, 1999 as compared to March 31, 2000. The decrease is attributable to the sale of the entire inventory of the Subsidiary.

ACCOUNTS PAYABLE
Accounts payable increased 18.5% or $231,460 from December 31, 1999 as compared to March 31, 2000. The majority of the increase is attributable to an increase in payables of the Subsidiary.

SHORT TERM OBLIGATIONS
Short-term obligations decreased by $773,500 from December 31, 1999 as compared to March 31, 2000. This decrease is due to improved cash flows generated by an improvement in accounts being received within terms.

WARRANTY
Warranties are extended on new, repaired and refurbished cable products for periods of up to one year. The Company's expense for cable product warranties is not material.

LIQUIDITY AND CAPITAL RESOURCES
The Company finances its operations primarily through internally generated funds and bank lines of credit totaling $3,300,000. As a result of the closing of the Subsidiary the Company will assume the bank debt related to the Subsidiary. As of March 31, 2000 the balance outstanding was $906,637 but could decrease by future liquidation of assets. This will have a negative impact to the future cash flow of the Company. The Company does not at this time anticipate the need for additional capital unless there is a significant increase in its operation.

As of December 31, 1999 and as a result of the loss on disposal of the Subsidiary, the Company was in violation of several loan covenants relating to its loan agreements with the bank. The bank has agreed to waive the loan covenants. The Company has a draw note payable to the bank relating to the covenants. The Company may borrow up to $200,000. Interest is due monthly at the rate of 14%. The principal balance is $150,000 at April 30, 2000 and the principal is due at maturity on June 30, 2000. Prior to June 30, 2000 the Company is expecting to renegotiate the terms of the notes for the purpose of obtaining long-term financing.


YEAR 2000
The Parent and its Subsidiary ("the Company") had in place detailed programs to address Year 2000 readiness in its internal control systems and with its key customers and suppliers. The Company communicated with its major customers, suppliers and financial institutions to assess the potential impact on the Company's operations if those third parties failed to become Year 2000 compliant in a timely manner. Risk assessment, readiness evaluation, and contingency plans were completed by December 31, 1999. The Company's key financial institutions have been surveyed and they were Year 2000 compliant on or before December 31, 1999. The company has experienced no problems since the beginning of the year.

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

                  See Exhibit 8.2. Stock Agreement among Cable Link, Inc., PC & Parts, Inc. and Brian Berger dated May 18, 1998.

         (b) Reports on Form 8-K.

         A report on Form 8-K was filed on March 2, 2000 reporting the closing of PC & Parts, Inc.



                  (10) Consents. The consent of Groner, Boyle & Quillin, LLP

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CABLE LINK, INC.

Dated    May 15, 2000                     By s/ Bob Binsky
     ---------------------------------      ---------------------------------
                                            Bob Binsky, Chairman of the Board
                                            (principal executive officer)


                                          By s/ Gerald S. Blaskie
                                            ---------------------------------
                                            Gerald S. Blaskie, Controller
                                            (principal accounting officer)

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

2.2.        Code of Regulations of Cable Link, Inc., as amended (incorporated by                     *
            reference to Exhibit 2.2 to the Form 10-SB).

3.1.        See Articles IV, V and VI of the Articles of Incorporation of the
            Registrant (see Exhibit 3.1).                                                            *

3.2.        See Articles I, IV and VII of the Code of Regulations of the Registrant
            (see Exhibit 3.2).                                                                       *

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

8.1         Stock Purchase and Non-Compete Agreement among PC & Parts, Inc., its
            Shareholders, Brian Berger and Cable Link, Inc. dated May 18, 1998                       *

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