Form 10QSB
period 2000-06-30
CABLE LINK INC
filed 2000-08-14
CIK 893139

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X[ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly period ended June 30, 2000.

[ ]   Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from              to
                               ------------

Commission File Number 0-23111

                                Cable Link, Inc.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

             Ohio                                              31-1239657
------------------------------------------------------ ------------------------
(State or Other Jurisdiction of                               (IRS Employer
Incorporation or Organization)                            Identification No.)


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

Yes  X  No
    ---   ---

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,749,602 shares of Common Stock as of August 10, 2000.

         Transitional Small Business Disclosure Format (check one)

Yes  X  No
    ---   ---

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                         CABLE LINK, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                           3 Months Ending June 30             6 Months Ending June 30
                                                             2000            1999              2000            1999
                                                         -----------      -----------      -----------      -----------
Net Revenues                                             $ 2,533,460      $ 2,686,308      $ 4,612,124      $ 5,849,383

       Cost of goods sold                                  1,707,690        1,764,966        2,933,437        3,838,812
       Operating expenses                                    861,143          757,356        1,659,792        1,541,370
                                                         -----------      -----------      -----------      -----------

           Total Expenses                                  2,568,833        2,522,322        4,593,229        5,380,182
                                                         -----------      -----------      -----------      -----------
Income (loss) from operations                                (35,373)         163,986           18,895          469,201

       Interest expense                                      (17,488)         (14,432)         (30,507)         (45,769)
       Other income (expense)                                     81            1,224              354           (8,987)
                                                         -----------      -----------      -----------      -----------

Income (loss) before taxes                                   (52,780)         150,778          (11,258)         414,445
       Provision for taxes                                     3,060                -            3,060               60
                                                         -----------      -----------      -----------      -----------

Income (loss) from continuing operations                     (55,840)         150,778          (14,318)         414,385
                                                         -----------      -----------      -----------      -----------

Discontinued operations
  Gain (loss) on disposal of discontinued operations          44,905         (354,583)         270,727         (776,843)
                                                         -----------      -----------      -----------      -----------

Net income (loss) before cumulative effect of
  change in accounting principle, net                        (10,935)        (203,805)         256,409         (362,458)


Cumulative effect of change in accounting principle,
  net                                                              -                -                -          (42,246)
                                                         -----------      -----------      -----------      -----------

Net income (loss)                                        $   (10,935)     $  (203,805)     $   256,409      $  (404,704)
                                                         ===========      ===========      ===========      ===========

Basic EPS:
Income (loss) from continuing operations                 $     (0.03)     $      0.09      $     (0.01)     $      0.24
Gain (loss) on disposal of discontinued operations              0.02            (0.21)            0.16            (0.46)
Cumulative effect of change in accounting principle                -                -                -            (0.02)
                                                         -----------      -----------      -----------      -----------
Net Income (loss)                                        $     (0.01)     $     (0.12)     $      0.15      $     (0.24)
Weighted average shares outstanding                        1,708,936        1,695,076        1,702,963        1,694,680

Diluted
Income (loss) from continuing operations                 $     (0.03)     $      0.09      $     (0.01)     $      0.24
Gain (loss) on disposal of discontinued operations              0.02            (0.21)            0.14            (0.45)
Cumulative effect of change in accounting principle                -                -                -            (0.02)
                                                         -----------      -----------      -----------      -----------
Net Income (loss)                                        $     (0.01)     $     (0.12)     $      0.13      $     (0.23)
Weighted average shares outstanding                        1,939,502        1,725,653        1,925,972        1,725,257

                         CABLE LINK, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                      2000             1999
                                                     JUNE 30        DECEMBER 31
                                                   (UNAUDITED)       (AUDITED)
                                                   -----------      -----------
                                 ASSETS
Current Assets
     Cash                                          $    42,647      $   213,113
     Accounts receivable, net                        1,415,879        2,060,469
     Income tax receivable                              70,000          144,000
     Inventories, net                                1,313,417        1,557,257
     Prepaid expenses                                   92,962           40,182
     Deferred income taxes                             517,000          517,000
     Property & equipment available for sale                 -           50,000
     Deposits                                           11,850           15,359
                                                   -----------      -----------
         Total current assets                      $ 3,463,755      $ 4,597,380
                                                   -----------      -----------

     Property and Equipment
         Property and equipment, at cost             1,609,009        1,426,367
         Accumulated Depreciation                     (967,704)        (865,466)
                                                   -----------      -----------
                  Total Property and Equipment         641,305          560,901
                                                   -----------      -----------

     Other Assets
         Deferred tax asset                             94,000           94,000
         Deposits                                       26,739           27,238
                                                   -----------      -----------
                  Total other assets                   120,739          121,238
                                                   -----------      -----------

                  TOTAL ASSETS                     $ 4,225,799      $ 5,279,519
                                                   ===========      ===========

                         CABLE LINK, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                       2000            1999
                                                      JUNE 30       DECEMBER 31
                                                    (UNAUDITED)      (AUDITED)
                              LIABILITIES
Current Liabilities
     Current portion long-term obligation            $    4,980     $   19,958
     Notes Payable - Bank                             1,382,431      2,216,218
     Accounts payable                                 1,579,052      1,251,975
     Accrued expenses                                   142,750        497,231
     Accrued loss on discontinued operations              6,000        433,448
     Covenants not to compete                                 -         29,164
                                                     ----------     ----------
         Total current liabilities                   $3,115,213     $4,447,994
                                                     ----------     ----------


     Long-term obligations                                    -         24,855

                                                     ----------     ----------
         Total Liabilities                           $3,115,213      4,472,849
                                                     ----------     ----------

                            STOCKHOLDERS' EQUITY
     Current Stockholders' Equity
         Common stock                                 1,496,864      1,472,357
         Additional paid-in capital                     159,136        136,136
         Retained earnings                             (545,414)      (801,823)
                                                     ----------     ----------
                  Total Stockholders' Equity          1,110,586        806,670
                                                     ----------     ----------

                  TOTAL LIABILITIES AND EQUITY       $4,225,799     $5,279,519
                                                     ==========     ==========

                         CABLE LINK, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

       Six Months Ended June 30, 2000 and the year ended December 31, 1999


                                    Shares of Issued                  Additional
                                     and Outstanding    Common         Paid-In        Retained
                                      Common Stock      Stock          Capital         Earnings          Total
                                       ---------     -----------     -----------     -----------      -----------
BALANCE AT DECEMBER 31, 1998           1,689,136     $ 1,463,387     $   136,136     $   510,384      $ 2,109,907

Exercise of options and warrants           5,940     $     8,970               -               -      $     8,970

Net Loss                                       -               -               -     $(1,312,207)      (1,312,207)
                                       ---------     -----------     -----------     -----------      -----------

BALANCE AT DECEMBER 31, 1999           1,695,076     $ 1,472,357     $   136,136     $  (801,823)     $   806,670

Exercise of options and warrants          13,860     $    24,507          23,000               -      $    47,507

Net Income                                     -               -               -     $   256,409      $   256,409
                                       ---------     -----------     -----------     -----------      -----------

BALANCE AT JUNE 30, 2000               1,708,936     $ 1,496,864     $   159,136     $  (545,414)     $ 1,110,586
                                       =========     ===========     ===========     ===========      ===========

                         CABLE LINK, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

                            Six Months Ending June 30

                                                                                       2000             1999
                                                                                   -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income (loss)                                                         $   256,409      $  (404,704)
                                                                                   -----------      -----------
         Adjustments to reconcile net income to net
                  cash provided by operating activities:
                           Depreciation and amortization                               110,738          272,854
                           Loss on sale of equipment                                    23,006           15,368
                           Cumulative effect of change in accounting principle               -           42,246
                           Discontinued operations                                    (427,448)               -
                           (Increase) decrease in operating assets:
                                    Accounts receivable                                644,590          (16,158)
                                    Income tax receivable                               74,000          262,606
                                    Inventories                                        243,840          567,404
                                    Prepaid and other assets                           (48,772)         (22,512)
                           Increase (decrease) in operating liabilities
                                    Accounts payable                                   327,077          197,568
                                    Accrued warranty                                   (17,749)         (48,028)
                                    Acquisition bonus                                        -          (30,000)
                                    Accrued expenses                                  (354,481)         (27,428)
                                                                                   -----------      -----------
                                            Total adjustments                          574,801        1,213,920
                                                                                   -----------      -----------

         Net cash provided by operating activities                                     831,210          809,216
                                                                                   -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of property and equipment                                           (191,142)        (102,610)
         Proceeds from sales of equipment                                               26,994           63,897
                                                                                   -----------      -----------
                  Net cash used in investing activities                               (164,148)         (38,713)

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from sales of common stock                                            47,507            8,970
         Payments on covenant not to compete liability                                 (29,164)        (117,500)
         Net decrease in line of credit                                               (808,787)        (619,028)
         Issuance of long term debt                                                    150,000           14,515
         Principal payments on debt                                                   (175,000)         (49,040)
         Payments on capital lease obligations                                         (22,084)               -
                                                                                   -----------      -----------
                  Net cash used in financing activities                               (837,528)        (762,083)
                                                                                   -----------      -----------

                  Net increase (decrease) in cash                                     (170,466)           8,420

         Cash - beginning of period                                                    213,113           61,418
                                                                                   -----------      -----------
         Cash - end of period                                                      $    42,647      $    69,838
                                                                                   ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
         Cash paid during the period for interest                                  $    88,129      $   113,319
         Cash received for income taxes during the period, net                     $   (41,940)     $  (243,532)

                         CABLE LINK, INC AND SUBSIDIARY
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NATURE AND SCOPE

Cable Link, Inc. (the "Parent") currently offers maintenance, technical and logistics services, equipment calibration, testing and upgrading to video communications equipment manufacturers and cable TV operators and maintains a market in new and used cable equipment. It operates principally in the United States and has recently begun developing business in the neighboring markets. The Company has service facilities in Columbus, Ohio and Hollywood, Florida.

In 1998, the Parent purchased 100% of the stock of PC & Parts, Inc. dba. Auro Computer Services (the "Subsidiary"). During the first quarter of 2000, the Parent decided to close the Subsidiary and discontinue its operations. Prior to that date, the Subsidiary resold computer hardware, assembled components into personal computers, sold personal computer software and provided other computer software and support services. The remaining assets and liabilities of the Subsidiary are currently being liquidated.

The Parent began a foreign sales corporation (FSC) during 1998 to handle all foreign sales. (The Parent and its subsidiaries are herein together sometimes referred to as the "Company.")

On August 7, 2000, in a private placement, the Parent sold 3,040,666 newly issued shares of its common stock to an affiliate of A Novo S.A. for $12,000,000. Upon the sale, all but one of the Parent's directors resigned and were replaced by five new directors designated by the buyer, and a new President and Chief Executive Officer was elected by the reconstituted Board of Directors.

The interim consolidated financial statements have been prepared by the Company without an audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the consolidated financial position of the Company as of June 30, 2000, the consolidated results of operations for the six months ended June 30, 2000 and consolidated cash flow for the six months ended June 30, 2000. Interim results are not necessarily indicative of results for a full year.

The balance sheet as of December 31, 1999 has been derived from the financial statements that have been audited by the Company's independent public accountants. The financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's annual report on Form 10-KSB.



PRINCIPLES OF CONSOLIDATION

The consolidated financial statements are on the accrual basis of accounting and include the financial statements of the Parent, the FSC and the Subsidiary.



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



NOTES PAYABLE - BANK

The Company has revolving credit lines with a bank for $2,350,000. The credit lines are secured by substantially all assets of the Company and are payable on demand. The lines mature on September 30, 2000, and interest is charged at prime plus 2% (11.5% and 9.50% at June 30, 2000 and December 31, 1999, respectively). Outstanding borrowings at June 30, 2000 and December 31, 1999 were $1,382,431 and $1,782,885, respectively.

In connection with the acquisition of the Subsidiary, the Parent issued a note payable to a bank for $500,000, with interest payable monthly at an annual rate of prime plus 1% (10.5% and 9.5% at June 30, 2000 and December 31, 1999, respectively). The principal balance at December 31, 1999 was $433,333. The note was paid in full on June 30, 2000 by a draw under the revolving credit line.

On April 30, 2000, the Company committed to a draw note payable to a bank in the face amount of $200,000, due September 30, 2000, with interest payable monthly at an annual rate of 14%. The note was paid in full on June 30, 2000 by a draw under the revolving credit line.



COVENANTS NOT TO COMPETE

Pursuant to the purchase agreement under which the Parent acquired the Subsidiary, the Company paid the sellers $150,000 in monthly installments over two years. Accordingly, a short-term and long-term liability was recognized. The Company allocated $200,000 of the purchase price to a covenant not to compete to be amortized using the straight-line method over the same two year period. Additionally, the Company had a non-compete agreement with the Subsidiary's former president through December 31, 1999, for which $82,500 was paid over six months. Accordingly, a short-term asset and liability were recorded and amortized using the straight-line method during 1999. The unamortized balance of the covenants not to compete, which was $41,664, was written off during the first quarter of 2000 in connection with the decision to discontinue operations of the Subsidiary. The liability at June 30, 2000 and December 31, 1999 was $0 and $29,164, respectively.



REPORTABLE SEGMENTS

The Company implemented Financial Accounting Standards Board Statement No. 131 "Disclosures About Segment of an Enterprise and Related Information." Management has elected to identify the Company's reportable segments based on operating units: Cable Link, Inc. and PC & Parts dba. Auro Computer Services.

Information related to the Company's second quarter 2000 and 1999 reportable segments is as follows:


                                     Cable Link, Inc                 Auro Computer Services                 Total Company
                               3 months          3 months          3 months          3 months          3 months          3 months
                               ending            ending            ending            ending            ending            ending
                               June 30, 2000     June 30, 1999     June 30, 2000     June 30, 1999     June 30, 2000     June
                                                                                                                         30, 1999
Revenues                         $ 2,533,460      $ 2,686,308      $       550      $ 3,512,680      $ 2,534,010      $ 6,198,988
Cost of revenues                   1,707,690        1,764,966           (3,014)       3,187,502        1,704,676        4,952,468
                                 -----------      -----------      -----------      -----------      -----------      -----------
Gross margin                         825,770          921,342            3,564          325,178          829,334        1,246,520
Operating expenses                   861,143          757,356          106,840          629,401          967,983        1,386,757
                                 -----------      -----------      -----------      -----------      -----------      -----------
Operating income (loss)              (35,373)         163,986         (103,276)        (304,223)        (138,649)        (140,237)
Interest expenses                    (17,488)         (14,432)         (18,027)         (35,868)         (35,515)         (50,300)
Other income (expenses)                   81            1,224           28,922            3,578           29,003            4,802
                                 -----------      -----------      -----------      -----------      -----------      -----------
Operating income (loss)              (52,780)         150,778          (92,381)        (336,513)        (145,161)        (185,735)

Accrued loss on discontinued
operations                                 -                -          137,286                -          137,286                -
                                 -----------      -----------      -----------      -----------      -----------      -----------
Operating income (loss)
before change in accounting
principle, net                       (52,780)     $   150,778      $    44,905      $  (336,513)     $    (7,875)     $  (185,735)

Cumulative effect of change
in accounting principle, net               -                -                -                -                -                -
                                 -----------      -----------      -----------      -----------      -----------      -----------
Operating income (loss)
after change in accounting
principle, net                   $   (52,780)     $   150,778      $    44,905      $  (336,513)     $    (7,875)     $  (185,735)
                                 ===========      ===========      ===========      ===========      ===========      ===========

                                        Cable Link, Inc                  Auro Computer Services                     Total Company
                                6 months         6 months         6 months         6 months          6 months        6 months
                                ending           ending           ending           ending            ending          ending
                                June 30, 2000    June 30, 1999    June 30, 2000    June 30, 1999     June 30, 2000   June 30, 1999
Revenues                        $  4,612,124     $  5,849,383     $    990,495     $  6,284,256     $  5,602,619     $ 12,133,639
Cost of sales                      2,933,437        3,838,812          860,867        5,749,361        3,794,304        9,588,173
                                ------------     ------------     ------------     ------------     ------------     ------------
Gross margin                       1,678,687        2,010,571          129,628          534,895        1,808,315        2,545,466
Operating expenses                 1,659,792        1,541,370          387,049        1,218,561        2,046,841        2,759,931
                                ------------     ------------     ------------     ------------     ------------     ------------
Operating income (loss)               18,895          469,201         (257,421)        (683,666)        (238,526)        (214,465)
Interest expenses                    (30,507)         (45,769)         (57,622)         (67,550)         (88,129)        (113,319)
Other income (expenses)                  354           (8,987)         158,322            9,183          158,676              196
                                ------------     ------------     ------------     ------------     ------------     ------------
Operating income (loss)              (11,258)         414,445         (156,721)        (742,033)        (167,979)        (327,588)

Accrued loss on discontinued
operations                                 -                -          427,448                -          427,448                -
                                ------------     ------------     ------------     ------------     ------------     ------------
Operating income (loss)
before change in accounting
principle, net                       (11,258)    $    414,445     $    270,727     $   (742,033)    $    259,469     $   (327,588)
                                ------------     ------------     ------------     ------------     ------------     ------------
Cumulative effect of change
in accounting principle, net               -          (42,246)               -                -                -          (42,246)
                                ------------     ------------     ------------     ------------     ------------     ------------
Operating income (loss)
after change in accounting
principle, net                  $    (11,258)    $    372,199     $    270,727     $   (742,033)    $    259,469     $   (369,834)
                                ============     ============     ============     ============     ============     ============



Total assets                    $  4,549,634     $  4,925,778     $     14,671     $  2,939,730     $  4,564,305        7,865,508


Depreciation and
amortization expenses           $    110,738     $    126,060      $         -     $    146,794     $    110,738          272,854


A reconciliation of the segments' operating income (loss) to the consolidated net income (loss) is as follows:

                                              Three months    Three months     Six months      Six months
                                              ending          ending           ending          ending
                                              June 30, 2000   June 30, 1999    June 30, 2000   June 30, 1999
          Segments operating income (loss)     $ (7,875)      $(185,735)       $ 259,469       $(369,834)
          Less:
                   Income tax expense            (3,060)         (3,422)          (3,060)         (5,574)
                   Goodwill amortization              -         (14,648)               -         (29,296)
                                               --------       ---------        ---------       ---------
          Consolidated net income (loss)       $(10,935)      $(203,805)       $ 256,409       $(404,704)


A reconciliation of the segments' total assets to the consolidated total assets is as follows:

                                                  Six months      Six months
                                                  ending          ending
                                                  June 30, 2000   June 30, 1999

          Segments total assets                   $ 4,564,305     $ 7,865,508
          Plus:
                Goodwill                                    -         501,560
          Less:
                Investment in subsidiary at cost            -        (470,000)
                Intercompany receivables             (338,506)       (807,484)
                                                  -----------     -----------
          Consolidated total assets               $ 4,225,799     $(7,089,584)

A reconciliation of the segments' total depreciation and amortization to the consolidated total depreciation and amortization is as follows:


                                                 Six months       Six months
                                                 ending           ending
                                                 June 30, 2000    June 30, 1999

          Segments total depreciation and
                   amortization                  $110,738          $243,558
          Amortization of goodwill                      -            29,296
                                                 --------           -------
          Consolidated total depreciation
                   and amortization              $110,738           272,854

NEW ACCOUNTING PRONOUNCEMENT

In 1999, the Company adopted Statement of Position (SOP) 98-5 "Reporting of Start-up Activities." This SOP required that costs of start-up activities, including organization costs, be expensed as incurred. The SOP was reported as a cumulative effect of a change in accounting principle in the amount of $26,246, net of tax, for 1999.



In August 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 139, "Rescission of FASB Statement No. 53 and amendments to FASB Statement 63, 89 and 121," which was necessary due to the extensive changes in the film industry since the issuance of the Statements. We do not expect the adoption of SFAS No. 139 to have an impact on our financial condition or results of operations.


No other accounting pronouncements have been issued that have any effect on the company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

The following discussion relating to Cable Link, Inc. and its subsidiaries (together, the "Company") should be read in conjunction with the financial statements and footnotes appearing elsewhere herein. Fluctuations in annual operating results may occur as a result of certain factors such as the size and timing of customers' orders and competition. Due to such fluctuations, historical results and percentage relationships are not necessarily indicative of the results for any future period. Statements which are not historical facts contained in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results and are made pursuant to the "safe harbor provisions of the Private Securities Litigation Act of 1995". Factors that could cause actual results to differ materially include, but are not limited to, the following: the ability to obtain new contracts at attractive prices; the size and timing of customers orders; fluctuations in customer demand; competitive factors; the timely completion of contracts; and general economic conditions, both domestically and abroad. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.



GENERAL

Cable Link, Inc. (the "Parent") currently offers maintenance, technical and logistics services, equipment calibration, testing and upgrading to video communications equipment manufacturers and cable TV operators and maintains a market in new and used cable equipment. It operates principally in the United States and has recently begun developing business in the neighboring markets. The Company has service facilities in Columbus, Ohio and Hollywood, Florida.


On August 7, 2000, in a strategic private placement, the Parent sold 3,040,666 shares of its common stock for $12 million to A Novo Americas LLC, a venture controlled by A Novo S.A., a French corporation ("AN France"). AN France currently operates in 14 countries where it offers logistics and technical services and uses its own technologically advanced facilities and processing know-how to diagnose, upgrade and recondition large quantities of high-tech electronic equipment for payment terminals and for video communications, telecommunications and information technology applications. The shares sold to AN France represent approximately 64% of the Parent's currently outstanding common stock, and directors designated by AN France now constitute a majority of the Parent's Board of Directors. The Parent plans to use the new capital and its relations with AN France to expand the geographical coverage of its operations across North America and upgrade them to make them comparable to the operations of AN France in Europe. See "Change in Control" in Item 5 of Part II of this report.


In 1998, the Parent purchased 100% of the stock of PC & Parts, Inc. dba. Auro Computer Services (the "Subsidiary"). In February 2000, the Company decided to discontinue the Subsidiary's business, and the Subsidiary ceased operations on February 21, 2000. Prior to that date, the Subsidiary resold computer hardware, assembled components into personal computers, sold personal computer software and provided other computer software and support services. The remaining assets and liabilities of the Subsidiary are currently being liquidated.

NET REVENUES

Net revenues for the Parent for the second quarter ended June 30, 2000 were $2,533,460 compared to $2,686,308 for the quarter ended June 30, 1999. This represents a decrease of 5.7%. Net revenues for the six months ended June 30, 2000 were $4,612,124 as compared to $5,849,383 for the six-month period in 1999, a decrease of 21.1%. The decrease in revenues is primarily due to a non-recurring transaction of $765,000 with a single customer in the first quarter of 1999.

COST OF REVENUES

For the quarter ended June 30, 2000, the Parent's cost of revenues was $1,707,690 compared to $1,764,966 for the quarter ended June 30, 1999, a decrease of 3.2%. Cost of revenues for the six months ended June 30, 2000 was $2,933,437 as compared to $3,838,812 over the same six-month period in 1999, a decrease of 23.6%. The decrease in 2000 is primarily attributable to a reduction in production labor expense and product cost due to a decrease in revenues. The decrease in labor cost is primarily the result of a reduction in labor force but also reflects increased efficiencies and new procedures that have led to improved productivity.

OPERATING EXPENSES

Parent operating expenses for the quarter ended June 30, 2000 was $861,143 compared to $757,356 for the quarter ended June 30, 1999, an increase of 13.7% over the comparable period in the previous year. Operating expenses for the six months ended June 30, 2000 was $1,659,792 as compared to $1,541,370 over the same six-month period in 1999, an increase of 7.7%. While the Ohio operations managed to decrease its operating expenses, the start-up cost associated with launching the Florida operations resulted in an over-all increase in operating expenses.

INCOME FROM OPERATIONS

Parent income from operations for the quarter ended June 30, 2000 was $(35,373) compared to $163,986 for the same quarter in the prior year, a decrease of 122%. Income from operations for the six months ended June 30, 2000 was $18,895 as compared to $469,201 over the same six month period in 1999, a decrease of 96%. The decrease in income from operations is a result of a decrease in revenues and an increase in operating expenses due to the launch of the Florida operations.

INCOME FROM DISCONTINUED OPERATIONS

Income from discontinued operations for the quarter ended June 30, 2000 was $44,905 compared to $(336,513) for the same quarter in the prior year. Income from discontinued operations for the six months ended June 30, 2000 was $270,727 as compared to $(742,033) over the same six month period in 1999. The increase in income from discontinued operations is a result of better than expected collections of accounts receivable as well as less operating expenses incurred than originally accrued to close the Subsidiary's operations.

ACCOUNTS RECEIVABLE

Accounts receivable decreased $644,590 or 31.3% to a June 30, 2000 balance of $1,415,879 from December 31, 1999. This decrease is due to improved collections and the decrease in revenues for the six-month period. In addition, the accounts receivable collections have been better than anticipated for the Subsidiary since December 31, 1999.

INVENTORIES

Inventory decreased 15.7% or $243,840 from December 31, 1999 to June 30, 2000. The decrease is attributable to the sale of the entire inventory of the Subsidiary.

ACCOUNTS PAYABLE

Accounts payable increased 26.1% or $327,077 from December 31, 1999 to June 30, 2000. The majority of the increase is attributable to an increase in payables of the Subsidiary during the first quarter.

SHORT TERM OBLIGATIONS

Short-term obligations decreased by $848,765 from $2,236,176 on December 31, 1999 to $1,387,411 on June 30, 2000. The Company was able to reduce these obligations through application of improved cash flows generated by an improvement in the timing of collections.

WARRANTY

Warranties are extended on new, repaired and refurbished CATV products for periods of up to one year. The Company's expense for CATV product warranties is not material.

LIQUIDITY AND CAPITAL RESOURCES

In 1999 and the first six months of 2000, the Company financed its operations primarily through internally generated funds and amounts available to it under $2,350,000 revolving credit lines with a bank, which mature on September 30, 2000. At June 30, 2000, the Company had available $967,569 under such credit lines. As a result of the discontinuance of the Subsidiary's operations, the Parent is obligated to pay the Subsidiary's undischarged bank debt. As of June 30, 2000 the Company's bank debt was $1,382,431, including the balance of the Subsidiary's bank debt of $824,098, although the balance continues to be reduced by collections of the Subsidiary's accounts receivables. In view of the substantial infusion of capital received by the Parent on August 7, 2000 (see below), the payment of the Subsidiary's bank debt is not expected to have a material effect on the Company's liquidity.

As of December 31, 1999, and as a result of the loss on discontinuance of the Subsidiary's operations, the Company was in violation of several loan covenants under its loan agreements with the bank. The bank has agreed to waive the default.

Subsequent to June 30, 2000, the Parent sold shares of its common stock to an affiliate of AN France in a strategic private placement for aggregate cash proceeds of $12,000,000. See "Change in Control" in Item 5 of Part II below. The Parent intends to use a portion of the proceeds of the $12 million investment to reduce its currently outstanding bank debt and the related interest costs. As a result of the investment, the Parent believes that it has sufficient liquidity and capital to meet its working capital requirements during the next 12 months. If the Company should require additional liquidity, it may seek bank or other institutional borrowings or equity investments.

YEAR 2000

The Company had in place detailed programs to address Year 2000 readiness in its internal control systems and with its key customers and suppliers. The Company communicated with its major customers, suppliers and financial institutions to assess the potential impact on the Company's operations if those third parties failed to become Year 2000 compliant in a timely manner. Risk assessment, readiness evaluation, and contingency plans were completed by December 31, 1999. To date, the Company has not experienced any Year 2000 problems.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS/

        Not applicable.

ITEM 5. OTHER INFORMATION.


CHANGE IN CONTROL

Pursuant to an Investment Agreement (the "Investment Agreement") dated as of August 4, 2000 between A Novo Americas LLC, a Delaware limited liability company ("A Novo"), and the Parent, on August 7, 2000, the Parent issued and sold to A Novo in a private placement a total of 3,040,666 shares (the "Shares") of the Parent's common stock, no par value (the "Common Stock") for a cash purchase price of $12,000,000 (approximately $3.95 per share). As a result of this investment, A Novo currently holds approximately 64% of the Parent's outstanding shares of Common Stock.

A Novo Americas LLC, is majority owned by A Novo SA ("AN France"), which is based in Paris and listed on the Paris Stock Exchange "Noveau Marche". AN France has more than 2,700 employees. It offers logistics and technical services and uses its own technologically advanced facilities and processing know-how to diagnose, upgrade, recondition and repair large quantities of high-tech electronic equipment for payment terminals and for video communications, telecommunications and information technology applications. Its services are marketed chiefly to systems operators and equipment manufacturers who have recurring high-volume equipment maintenance requirements.

Pursuant to the Investment Agreement, if after completion of an audit it is determined that the Shares issued to A Novo exceed 51% of the "Fully Diluted Shares" (as described in the Investment Agreement and explained below), A Novo will return the excess shares to the Parent. Conversely, if the audit determines that the Fully Diluted Shares exceed the Shares issued to A Novo, the Parent will issue to A Novo a corresponding number of additional shares of Common Stock. The Fully Diluted Shares is equal to the sum of (i) the number of shares of Common Stock outstanding on the date of the Investment Agreement, (ii) the number of additional shares of Common Stock that would be outstanding if all options, warrants and other rights to acquire Common Stock outstanding on the date of the Investment Agreement were exercised, (iii) the Shares and (iv) a number of shares equal to 5% of the Fully Diluted Shares.

The source of the funds used to purchase the Shares was A Novo's own capital, which was provided by its members' capital contributions.

Pursuant to the Investment Agreement, on August 7, 2000, all of the directors of the Company other than Bob Binsky resigned, and Daniel Auzan, Pierre Brodeur, Louis Brunel, Andre Kudelski and Henri Triebel were appointed to the Company's board of directors. Mr. Auzan was elected Chairman of the Board of Directors.

In connection with these transactions, Mr. Brunel, who is a manager of A Novo, was also appointed President and Chief Executive Officer of the Parent, and Bob Binsky relinquished his position as Chairman and Chief Executive Officer of the Parent. Mr. Binsky has been retained by the Parent as its Chief Development Officer under a five-year employment contract.

In connection with the Investment Agreement, A Novo, Mr. Binsky and the Parent entered into a Shareholders Agreement dated as of August 4, 2000 (the "Shareholders Agreement"), pursuant to which, among other things, Mr. Binsky agreed that, upon A Novo's request, he will vote all shares of Common Stock held by him in the same manner as A Novo votes its shares of Common Stock, and, consistent with A Novo's request, will cause his shares of Common Stock (a) to be present and represented at, or absent from, any regular or special meeting of the Parent's shareholders, (b) to be voted or not voted at any such meeting in favor of or against any proposal submitted to a vote of shareholders, and (c) to be voted or not voted by written consent in favor of any action of shareholders to be effected by written consent. Mr. Binsky currently owns 183,570 shares of Common Stock and holds options and warrants to acquire an additional 716,860 shares of Common Stock.

Under the Shareholders Agreement, A Novo agreed to use its best efforts to cause Mr. Binsky to be included in management's slate of nominees for election as a director of the Parent (and vote all shares of Common Stock held by A Novo in favor of his election as a director), for so long as Mr. Binsky is employed by the Parent and owns 5% of the shares of Common Stock on a fully-diluted basis.

In connection with the change of control, the Company plans to change its fiscal year end to September 30 to conform with the fiscal year of AN France.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS.

NUMBER   EXHIBIT
------   -------
10.1 Investment Agreement dated as of August 4, 2000 between A Novo Americas LLC and Cable Link, Inc.

10.2 Shareholders Agreement dated as of August 4, 2000 between Bob Binsky, A Novo Americas LLC and Cable Link, Inc.

10.3 Employment Agreement dated as of August 4, 2000 between Bob Binsky and Cable Link, Inc.

27       Financial Data Schedule

(b)      Reports on Form 8-K. None

                                   SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         CABLE LINK, INC.


Dated       August 14, 2000              By     s/Louis Brunel
     --------------------------             -----------------------------------
                                            Louis Brunel, President and Chief
                                            Executive Officer
                                            (principal executive officer)





                                         By     s/Gerald S. Blaskie
                                            -----------------------------------
                                            Gerald S. Blaskie, Controller
                                            (principal accounting officer)

                                  EXHIBIT INDEX

NUMBER   EXHIBIT
------   -------

10.1 Investment Agreement dated as of August 4, 2000 between A Novo Americas LLC and Cable Link, Inc.

10.2 Shareholders Agreement dated as of August 4, 2000 between Bob Binsky, A Novo Americas LLC and Cable Link, Inc.

10.3 Employment Agreement dated as of August 4, 2000 between Bob Binsky and Cable Link, Inc.

27       Financial Data Schedule