Form 10KSB
period 2000-09-30
CABLE LINK INC
filed 2000-12-28
CIK 893139

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------

                                   FORM 10-KSB

[ ]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED

                                 _____________

                                       OR
[X]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
             TRANSITION PERIOD FROM JANUARY 1, 2000 TO SEPTEMBER 30,
                                      2000.

                         COMMISSION FILE NUMBER 0-23111

                  CABLE LINK, INC. (DBA A NOVO BROADBAND, INC.)
                 (Name of Small Business Issuer in Its Charter)

               OHIO                                            31-1239657
 (State or Other Jurisdiction of                            (I.R.S. Employer
  Incorporation or Organization)                           Identification No.)

3011 GREEN STREET, HOLLYWOOD, FLORIDA                            33020
(Address of Principal Executive Offices)                       (Zip Code)



Issuer's telephone number, including area code:      (954) 922-8776

Securities registered under Section 12(b) of the Exchange Act:    None

Securities registered under Section 12(g) of the Exchange Act:    COMMON STOCK,
                                                                  NO PAR VALUE
                                                                (Title of Class)

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this Form 10K-SB and such disclosure will not be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part I or Part II of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenue for the 12 months ended September 30, 2000 was $10,865,748.

     The aggregate market value of the voting and non-voting common equity (which consists solely of shares of Common Stock) held by non-affiliates of the issuer as of November 30, 2000, computed by reference to the closing sales price of the issuer's Common Stock on the Nasdaq Bulletin Board on that date, was approximately $6,887,943.

     The number of shares of the issuer's Common Stock outstanding as of November 30, 2000 was 4,749,602.

     Transitional Small Business Disclosure Format. Yes [X] No [ ]

                       DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the issuer's Proxy Statement for its Annual Meeting of Shareholders to be held on February 14, 2001 are incorporated by reference into Parts I and II hereof.

                                     PART I
                                  ALTERNATIVE 2
                        ITEMS 6-11 OF MODEL B OF FORM 1-A

Certain statements in this report are forward-looking statements regarding future events or our future financial performance. These statements are subject to a number of risks and other factors which could cause actual results to differ materially from those anticipated by the forward-looking statements. Among such factors are industry development (including the rate at which digital broadband services are introduced in our markets), competition (including direct competition by equipment suppliers and broadband system operators), customer acceptance of and demand for our services, technological developments which may render our services obsolete or unnecessary, availability of financing and our ability to expand our facilities and manage growth and change, general business and economic conditions, and our likely increasing dependence on new information systems. Forward-looking statements are necessarily dependent upon assumptions, estimates and data that are uncertain. No assurance can be given that the anticipated results will be achieved, and future results may in fact differ materially from those anticipated.

ITEM 6.  DESCRIPTION OF BUSINESS

         INTRODUCTION: Cable Link, Inc. ("we" or the "Company") now operates under the name "A Novo Broadband, Inc." Our decision to make this change reflects a fundamental change in our business plan. We are now adapting and expanding our operations to enable us to offer a range of equipment repair and maintenance services to manufacturers of decoders, linegear, cable modems and other equipment used in the delivery of broadband signals and to the operators of the systems in North America that employ this equipment. We are taking this step in anticipation of a dramatic shift of broadband services from analog to digital format which has already begun in the United States and Canada and which has been underway in Europe for nearly four years.

         OUR NEW STRATEGY AND RELATIONSHIP: Our name change and the related change in our business plan are the direct result of a recently established strategic relationship with A Novo S.A. ("AN France"), now our parent, which is a European market leader in the enhanced services on which our business plan now focuses. AN France, based near Paris, controls a group of companies that distribute and service cable, satellite and other electronic and telecommunications equipment on an industrial scale in Europe and North and South America. Its shares are listed on the Paris Stock Exchange "Nouveau Marche." Our association with AN France began in August 2000, when we raised $12 million in new capital in a private sale of our shares to a newly formed investment vehicle which AN France controls.

         We anticipate a rapidly expanding North American market for our enhanced services, and we believe we are uniquely well positioned to achieve primacy in this market. Our plans for success are based on new high volume processing techniques and proprietary information management software that have been implemented successfully in Europe and are available to us in our markets through our new relationship with AN France. We believe that these tools, in combination with our expanded capital, existing skilled labor force, technical knowledge base and industry relationships, will enable us to become the primary equipment service provider to the expanded broadband industry.

         We have already begun to use the capital and marketing opportunities provided by the new relationship to undertake a significant relocation and expansion of our facilities and business base. We intend to continue to expand and adapt our facilities consistent with the new business plan. Our capital budget for the fiscal year ending September 30, 2001 contemplates an investment of $2.5 to $3 million to modify our plant layouts and acquire new capital equipment as necessary to utilize AN France's established processing techniques and related software.

         We plan to continue also to function as a distributor and marketer of new and refurbished broadband equipment, primarily in secondary and overseas markets, and we expect to derive a significant portion of our revenues from these activities. The equipment we now deal in and service for manufacturers and system operators includes analog and digital decoders, cable modems, linegear, headends, power generators and power supplies, and test equipment. Our capacities to deal with used equipment should help to foster relationships with many of the large system operators we will continue to target as customers. Over the next several years, we anticipate that our relatively low-margin equipment sales activities will represent a decreasing portion of our total revenues as our volume in repair and related services increases and these functions become the core of our business.

         THE DIGITAL SERVICES MARKET OPPORTUNITY: We have adopted our new business plan to take advantage of a significant market opportunity in North America. Based on our plan, we believe we can seize a significant early share of a market for services that we estimate will grow to more than $1 billion annually in the U.S. alone over the next five years.

         This market opportunity stems from current and projected changes in the nature of broadband services and the related equipment and software. The changes appear to mandate the shift from analog to digital format for signal delivery. The move to system digitalization requires, among other things, the manufacture, distribution and on-site installation of millions of new digital decoders. The cost of new digital decoders alone represents a significant element of the huge capital investment operators must make to provide expanded broadband services. The cost per unit is substantially greater than the cost for the analog decoder/converters now generally in service. System operators have an obvious motivation to maximize the time these costly new units are available for use and to extend their useful lives by periodically maintaining and upgrading them.

         Based on historic "churn" rates, up to 25% of all installed converters are annually subject to removal and reinstallation (due to tenant relocation and other factors), requiring basic refurbishment, quality control and sometimes sophisticated repair services. Furthermore, the new generation of digital equipment relies on hardware and software components that are much more costly and complex than prior generations of equipment used in providing analog services, and these new components are potentially subject to much more frequent servicing for upgrade and improvement.

         Many manufacturers and operators are not physically situated or technically staffed to meet the increased service requirements either quickly or cost-effectively. But, from the perspective of the system operators who are the manufacturers' principal customers, rapid and efficient turnaround is necessary to avoid losing their own customers to competing systems, as well as to maximize their revenues and the return on their huge capital investments. Due to a combination of these and other factors, a number of domestic and foreign manufacturers have already made the business decision to outsource their warranty and other servicing requirements.

         OUR ENHANCED CAPACITIES: To keep pace with these developments and deal with anticipated larger volumes of quality control and warranty requirements, we are establishing a network of speedy and efficient warranty service centers to serve the broadband industry. The locations of these centers are being chosen to be conveniently near to the system operators we serve, as needed to expedite response and delivery times and take advantage of labor markets that are relatively stable and provide cost savings over traditional local service providers. Since August 2000, we have acquired two new facilities, and we are in the process of relocating our two older facilities to larger spaces where we can service the anticipated increased volumes and house the technical equipment, information systems and other installations necessary to service our targeted customers.

         WARRANTY AUTHORIZATIONS: As a significant element of our plan, we are seeking designation as an authorized service provider for a number of the principal manufacturers of digital broadband equipment. Such a designation is critical not only for purposes of customer relationships but also to provide access to the technical information necessary to provide the needed services. We believe that obtaining this designation depends on our ability to offer credible assurances of continuing capacity to provide warranty and related services in high volume. To be successful, we must demonstrate superior systems, processing and other resources. We believe that the established systems and proven processes of our European affiliates can be easily adapted to our facilities and afford us an extra measure of credibility in North American markets. Here, our competitors are chiefly, but not exclusively, relatively small, local businesses servicing relatively unsophisticated analog equipment for local system operators. We believe that most of them lack the resources to meet the developing regional and national high-tech demands of our target customers, who are the global manufacturers of broadband equipment and the operators of satellite and other large-scale broadband systems throughout North America.

         CORE SERVICES: To capture digital warranty service authorizations, we plan to create comprehensive servicing arrangements with both manufacturers and operators. These arrangements are to be based upon a core of services consisting of:

         - screening, testing and profiling new equipment on behalf of manufacturers prior to initial installation; and

         - calibrating, repairing, upgrading and maintaining the equipment as an authorized warranty servicer on behalf of manufacturers and under post-warranty arrangements on behalf of system operators.

In conjunction with these core services, we expect to offer a variety of asset management functions, including tracking of customer inventory (by monitoring the warranty and upgrade status of individual units of equipment on a real time basis), and receiving, storing, packing and shipping new and used customer assets to multiple locations.

HISTORY

         The Company was formed as an Ohio corporation in 1987 and has built its business and reputation chiefly by selling new, used and refurbished cable TV equipment domestically and in certain foreign markets and, to a lesser extent, by repairing equipment for cable companies within the United States. In 1998, the Company purchased 100% of the stock of PC & Parts, Inc., dba Auro Computer Services, which assembled and distributed personal computers. Early in 2000, we discontinued the operations of Auro.

         In a private transaction completed on August 7, 2000, we sold $12 million of our Common Stock to a subsidiary of AN France, which thereby acquired control of the Company. The shares issued in that transaction currently represent approximately 64% of our outstanding Common Stock.

         In August and September 2000, we applied a portion of the proceeds of the stock sale to purchase the assets of Lavender Industries Inc. (now operated as A Novo Broadband Southwest, Inc.), based in the Los Angeles area, as a foothold for expanded operations in the Southwest, and Les Telecommunications Valsysteme Inc. (now A Novo Canada), with facilities in Montreal, to be used as a base for further development of our operations in the Northeastern United States and Eastern Canada.

         To emphasize the new focus of our business, and to realize the benefit of our parent's relationships around the globe, in November 2000, we began to do business under the name A Novo Broadband, Inc. We anticipate seeking stockholder approval to formally change our corporate name at the next annual meeting of stockholders. The actual name change will likely result in a change in the trading symbol of our Common Stock (currently CBLK) on the NASDAQ Bulletin Board.

THE BROADBAND EQUIPMENT MARKET

         Until recently, the dominant broadband system operators (principally satellite and cable television providers) in North America were focused on delivering multiple channels of television to subscribers who pay a monthly fee for the service they receive. To provide this service they invested heavily in network infrastructure which frequently had extensive broadband capabilities but which was typically limited at the subscriber installation by one-way analog technology. A cable television system consists of four principal components (all of which have to be significantly modified or replaced to switch from analog to digital technology):

         - The "up-link" where the programmer's signal is first scrambled and addressed and is then transmitted to a C-band satellite.

         - The cable system "headend" facility, which receives television signals from satellites and other sources. The headend facility organizes and retransmits those signals through the distribution network to the subscriber.

         - The distribution network, which consists of fiber optic and coaxial cables and associated electronic equipment (linegear), which originate at the headend. These monitor and maintain the picture quality throughout the transmission over the network up to customers' premises.

         - The subscriber equipment, which comprises (1) a "dropwire" extending from the distribution network to the subscriber's viewing location and (2) the subscriber's television set or a decoder box and/or cable modem to which the dropwire connects. An addressable decoder box is a home terminal device which permits the delivery of authorized premium cable television services, including pay-per-view programming, by enabling the system operator to control subscriber services from a central headend computer. A cable modem is an interface between the cable network and the subscriber's personal computer which allows high speed Internet access.

         Major changes in broadband offerings are now changing the cable television model. Among these changes is the introduction of the Internet Protocol (IP) which allows delivery of integrated voice, video and data on a single delivery system. From the perspective of system operators, the emerging market for more, faster and cheaper information and communications capabilities requires two-way network capabilities which, in turn, require new digital subscriber equipment. Maximizing market opportunities requires greater exploitation of the installed broadband capacities of the operators' distribution networks, but these capacities are limited by the analog capabilities of the previous generations of subscriber equipment. Digitalization, which multiplies the speed and quality of information transfer on a system, is seemingly inevitable and, with it, the substitution of digital subscriber equipment for the widely-installed base of analog equipment.

         In fact, we believe the demand for new digital equipment is already straining the resources of equipment manufacturers, as system operators vie to expand their networks with broadband services. Competition for market share between cable and satellite operators is intense and tends to drive the demand for new equipment. For economic reasons, most of the principal manufacturing facilities are located outside the North American markets. For competitive reasons, and because of the relatively high unit cost of new digital subscriber equipment, the manufacturers are offering three to five-year warranties, significantly longer than the warranties they provided with earlier generation analog equipment. Because of their remote plant locations and staffing, however, they are frequently not positioned to provide the rapid warranty service required by their system operator's customers.

         It is widely understood that the forces already at work in the broadband market will tend to create more technology upgrades, new functionalities, and more and more complex products and services. The introduction of high tech equipment with more components and functions and the introduction of more generations of these products in service concurrently in the field will inevitably generate more screening and testing, calibration, repair, upgrade, and maintenance work. More products and diversity and more complexity will compound needs for more developed asset management systems and services.


OUR MARKET OPPORTUNITY

         We believe that these fundamental changes in the broadband equipment market will create lasting revenue growth opportunities for us. The limited functionality and relatively low technology of previous generations of analog equipment have not generated comparable market conditions or, in our view, comparable service opportunities.

         The combination of a number of factors connected to changes in the broadband equipment market have predisposed equipment manufacturers and system operators to outsource maintenance and logistics services in order to focus on their core businesses. The trend is well established in Europe and is clearly discernible in North America. We are already witnessing significant market interest in contracting for our capabilities. We believe this interest and the need for our services will continue to be fueled by these factors:

         EXPANDING SYSTEM CAPABILITIES: Broadband systems have to be upgraded and updated to meet digital demand, using more fiber, reducing hub size, expanding channel capacity and requiring linegear changes and headend upgrades. An independent source estimates over 65% of cable plants have been upgraded to 750MHz or higher capacity to support digital decoders and cable and voice-over-IP modems.

         DIGITAL DECODERS: The same source estimates that there will be 10 million digital decoders in cable television subscribers' sites and 13 million in direct broadcasting satellite subscribers' sites by the end of the year 2000 and that these figures will increase to 50 million and 25 million by 2010.

         INTRODUCTION OF HIGH SPEED MODEMS: It is estimated that by the end of 2000, there will be 4.2 million cable modems and 1.4 million DSL modems in service in U.S. homes. The forecasts for 2004 are 14 million cable modems and 10 million DSL modems.

         DELIVERY OF VOICE OVER IP: The introduction of voice over IP routers and modems to deliver local voice services on broadband networks is underway. An independent source forecasts that by the end of 2005, there will be 14 million residential cable telephone subscribers.



         The following table illustrates forecasted growth in the quantities of installed broadband subscriber equipment in the U.S. market:

                                    [GRAPH]

                                   1999  2000  2001  2002  2003  2004  2004

Digital Cable Subscribers
Digital Satellite Subscribers
Cable Modems
DSL Modems
Voice over IP Modems

         MORE COMPLEX TECHNOLOGY: Improvements in the functionality of cable equipment require more complex and sophisticated technology. Compared to digital equipment, analog equipment is relatively simple and inexpensive, and it has not historically been subject to significant or repeated performance enhancements. It is an axiom that the more complex things become, the more likely they are to need service. We expect the increased volume of digital equipment in the field and the greater complexity of both hardware and software will create increasing needs for more sophisticated asset tracking, maintenance and management systems. In particular, we foresee a need for the establishment and maintenance of huge databases as generations of digital equipment overlap and are variably upgraded and as large systems operators intermix equipment produced by different manufacturers. Faced with these problems, our European affiliates have already developed processes and software to deal with them and have agreed to make these resources available to us. We are in the process of transferring these resources to our own installations in North America, and we expect to have the transfer implemented in all of our facilities by the end of our next fiscal year.

         URGENCY OF CURRENT DEMAND: Manufacturers currently are under pressure to deliver equipment immediately in order to allow their broadband system operator customers to retain or increase market share. When pay television services were introduced on cable television networks, the operators had local monopolies, and late delivery of pay television decoders resulted only in somewhat slower revenue growth, which had no enduring market consequences. In the more competitive current market, late delivery of digital decoders entails a potential loss of customers to competing direct broadcast satellite service. Equipment manufacturers are under extreme pressure to produce and deliver decoders, a circumstance that tends to impact quality control and increase failure rates, with corresponding increases in service opportunities. The same circumstance tends to favor outsourcing of rework, repair and maintenance work which tends to impair plant efficiency when performed internally.

         INDUSTRY CONSOLIDATION: Consolidation among cable system operators is a continuing trend caused at least in part by increased capital requirements to meet expanding demands for equipment and service. Competition in local markets has forced operators in these markets to consolidate to achieve the scope and size required to fund capital needs and attract and develop necessary skills and systems. This tends to eliminate smaller system operators, who utilize smaller local service providers, and favors consolidation of services in larger scale and more efficient regional centers. The capital and other resources provided to us by our European affiliates and our establishment of regional service centers position us to respond to the needs of the national and regional system operators spawned by the trend to consolidation.

         MARKET DISPARITIES: The current process of digitalization in major U.S. markets generates obsolescence of analog equipment which nevertheless may have considerable utility in other smaller or less-developed markets.

This kind of disparity has existed with regard to several generations of analog equipment, and it affords us a continuing opportunity to acquire, refurbish and resell new and used equipment.

STRATEGY

         Our goal is to be the largest and most successful service provider to the broadband market in North America.

         Our strategy to achieve this goal is based upon building successful full-service relationships with equipment manufacturers and broadband system operators who elect to outsource these functions. We expect to be able to demonstrate the economies and efficiencies they can achieve through outsourcing. We believe that this mission is already partly accomplished by decisions taken internally at some of the major manufacturers based on the stresses of meeting current demand and the remote and decentralized locations of their manufacturing plants (which are often automated assembly lines dealing with runs of huge quantities of a single product rather than high-tech engineering facilities with diagnostic and repair capabilities for short runs of different versions and brands of products). A critical component of our strategy is to achieve authorization as a provider of in-warranty services for the principal manufacturers of broadband equipment. This requires, among other things, that we have a network of regional service centers, which is already partly in place and which we plan to expand by acquiring or opening new facilities in appropriate locations.

         To initiate this process, we are relying on our own industry relationships and those already established in Europe and other markets by AN France. In Europe, AN France has been providing in-warranty and out-of-warranty digital equipment screening and testing, calibration, repair, upgrade and maintenance for more than three and a half years. As a result, AN France has working relationships with a number of broadband equipment manufacturers that are significant suppliers to the North American markets, including Nokia Multimedia, Pace Micro Technology, Phillips, Pioneer, Sony, and Thomson Multimedia.

         We intend to afford our customers:

         - a single relationship for all digital equipment services requirements including screening and testing, calibration, repair, upgrade and maintenance;
         - delivery of top quality technical support and reliable maintenance and related services, using AN France's established proprietary production processes and tracking and quality control systems;
         - through strong regional operations, maintain close relationships with customers, an appreciation and ability to respond quickly to their needs and provide fast turn-around on equipment delivered to us;
         - a full Internet-based tracking system to monitor location of their assets in our possession and the progress of these assets through any process we manage; and
         -        asset management, logistics, warehousing and resale services.

COMPETITION

         Currently, our actual and potential direct competition in North America is fragmented and, we believe, consists chiefly of small repair facilities operating in local markets. Typically, each of these facilities is privately owned and serves one or more local system operators by repairing and refurbishing analog subscriber equipment. Financial information about these facilities and their owners is not generally publicly available. We believe that there are currently two other substantial service providers operating in North America that are authorized to provide warranty service for digital broadband equipment or have the relatively large capacities and technical and other resources that are necessary to obtain such authorization.

         We believe that warranty authorization from each significant broadband equipment manufacturer represents a material threshold barrier to servicing that manufacturer's equipment and is essential to enable us to compete effectively for that business. We do not believe it is likely, although it is possible, that any single manufacturer will authorize more than two or three third-party service providers in North America. For this reason, we believe it is essential to our competitive position to obtain and maintain such authorizations from as many manufacturers as possible.

         We expect that our principal longer term competitors may be the manufacturers and systems operators themselves, virtually all of which are potentially capable of performing for their own account all of the services we plan to offer. Attracting and retaining their business will depend, among other things, upon our ability to convince them of the economies and efficiencies afforded to them by outsourcing these services and our actual continuing cost-effective performance of these services on a timely basis.

CUSTOMERS

         Our customers consist principally of (1) equipment manufacturers, for whom we typically do "in-warranty maintenance" and plan to provide logistics and distribution services, and (2) broadband system operators for whom we typically do "out-of-warranty maintenance" and plan to provide asset management, logistics, warehousing and recycling and redistribution services (including acting as a dealer for purposes of acquiring, refurbishing and disposing of their used equipment through matching sales in other markets).

         Currently those of our customers who operate broadband systems do so via cable television. We expect shortly to offer services to direct broadcast satellite (DBS) providers and more gradually to introduce service offerings to digital broadcasters and wireline telecommunications operators using digital subscriber link (DSL) technology.

         IN-WARRANTY: We are currently approved as an "In-Warranty Service Center" and parts distributor by Scientific Atlanta in Canada and the United States for advanced analog decoders, analog converters, and remote controls. We are approved as an "In-Warranty Service Center" by Motorola for analog decoders, analog converters, remote controls, linegear and headend equipment in Canada, by Lindsay and ANTEC for linegear in Canada, by Blonder Tongue for headend in Canada, by Alpha Technologies for power supplies in the United States, by Powerguard for power supplies in Canada and by Sadelco for test equipment.

         We currently distribute certain power supply and other products for Alpha Technologies, ADC, Aegis and Times Fiber to customers outside the United States.

         OUT-OF-WARRANTY/BROADBAND OPERATORS: Our principal customers among broadband system operators currently include Adelphia, AT&T Broadband, Ameritech, New Media, Cablevision, Charter, Comcast, Insight Communications, Time Warner and Videotron.

         We are not currently dependent on any one customer to support our business. During the 12 months ended September 30, 2000, our three largest customers accounted for approximately 20% of our total revenues.

SALES AND MARKETING

         Our service and sales activities are generated by our employees through relationships developed by executives at our corporate and divisional levels, and by our sales personnel. We have established contacts and developed relationships with major equipment manufacturers and major broadband system operators in the United States, Canada, Mexico, Central America and Latin America.

OPERATIONS

         Our operations are conducted at our own regional production facilities in the Midwest (Columbus, Ohio), Southeast (Hollywood, Florida), Northeast (Montreal) and Southwest (Los Angeles) and through the use of facilities of a single repair and processing subcontractor in Montreal.

         Each of these facilities is equipped to provide a variety of technical services on broadband equipment delivered to us by manufacturers and system operators. Test equipment and spare parts inventories are maintained at each location as appropriate to provide these services. Each facility is staffed with engineers and technicians who are continually trained in procedures to process equipment in accordance with applicable warranty requirements. We offer service in or out of warranty on equipment produced by most major manufacturers. We typically provide our customers with our own six-month warranty that equipment we process is operating according to manufacturers' specifications. Our internal reporting structure provides information regarding the work performed on each unit processed. This information is also provided to the operator and manufacturer for evaluation.

          Specific functions we perform are as follows:

         SCREENING AND TESTING - We offer screening, testing and profiling of new equipment for market introduction (including, for example, setting the channel menu for the locality in which the equipment will be operated). This service is designed to verify that new equipment is working properly to manufacturers' specifications prior to shipping to the system operator. The manufacturer or the operator specifies the requirements for the screening, testing and profiling.

         CALIBRATION, REPAIR, UPGRADE AND MAINTENANCE - We provide calibration, repair, upgrade and maintenance of a variety of broadband system components. Our shops are equipped to handle analog and digital decoders, cable and DSL modems, linegear, headend, power generator and power supplies and test equipment. Our upgrade services are currently offered to enhance older analog equipment to resemble later versions of the same equipment by providing increased bandwidth needed for additional channels and services.

         ASSET MANAGEMENT SERVICES - Our asset management services are offered to national and regional broadband system operators to optimize the management and deployment of their equipment within their systems. The services include warehousing and inventorying of various types of equipment. The assets typically become available and are delivered to us due to the upgrade of a specific system to newer technology and/or overstocking of specific items not needed within the system. We list each operator's assets in a detailed inventory on our e-commerce site for viewing and selection by the operator's managers for deployment in other systems. The operator designates the delivery locations and schedules. Based on these requirements, we process the equipment and ship it to the designated locations for future use.

         LOGISTICS AND WAREHOUSING SERVICES - Our logistics and warehousing services are offered to manufacturers and operators to provide efficient distribution and storage of their new and used equipment. Our warehousing services provide secure areas in a variety of locations for storage of equipment pending allocation and delivery to designated systems. The regionalization of our facilities in Ohio, California, Canada, and Florida allows us to expedite local delivery. We employ our company fleet, including a freight truck and commercial vans, as well as air, rail, ocean and intermodal carriers and freight services to provide efficient and expedited delivery throughout North America.

         RESALE SERVICES - We actively purchase and resell surplus, unused broadband equipment which we acquire from system operators. An operator desiring to take advantage of this service informs us of the availability of specific equipment, and our staff then identifies a buyer, typically another system operator. Upon obtaining a purchase order from the buyer, we acquire the offered equipment for our own account based on the terms of the purchase order and, in most cases, ship it directly to the buyer without further processing.

         INTERNATIONAL DISTRIBUTION - On behalf of certain manufacturers, we act as a licensed distributor of certain broadband equipment to system operators outside the United States, primarily in South and Central America. The equipment we distribute includes power supplies, fiber, cable, connectors, passives and taps.

EMPLOYEES

         As of September 30, 2000, we employed an estimated 94 people, including 62 in production, 11 in sales and marketing, and 21 in management and administration. Currently none of our employees is represented by a labor union or is subject to a collective bargaining agreement, although we have been notified that certain of our employees in Montreal have elected to be represented by a labor union. We believe that our relations with our employees are good.

RESEARCH AND DEVELOPMENT

         Since our services are based on the use of technology developed and supplied by others, we do not expend material resources for purposes of research and development.

GOVERNMENT REGULATION

         Our operations are not subject to direct regulation or licensing under federal, state, or local laws or regulations. While the operation of broadband systems in the United States and Canada is subject to extensive regulation, such regulation has only an indirect effect on our business.

ITEM 7.  DESCRIPTION OF PROPERTY

         We occupy buildings that contain approximately 128,500 square feet of office, plant and warehouse space at four locations in the United States and Canada. All of this space is leased under agreements that expire at various dates through 2006. Our principal facilities are as follows:

                               APPROXIMATE
      LOCATION                 SQUARE FEET      DESCRIPTION
      --------                 -----------      -----------
      Hollywood, Florida            22,500      Offices, plant and warehouse
      Columbus, Ohio                70,000      Offices, plant and warehouse
      Los Angeles, California       24,000      Offices, plant and warehouse
      Montreal, Canada              12,000      Offices, plant and warehouse


         We consider these facilities adequate for our current needs. We believe that suitable additional space will be available, as needed, to accommodate further physical expansion of our operations, including additional sales, storage and service facilities to meet demand in other regions of North America. We anticipate seeking additional space at other appropriate locations within the next 12 months.

         For space in Hollywood, Florida (near Miami), in November 2000, we signed a new lease for a term expiring February 28, 2006, covering a 22,500 square foot facility which will replace the adjacent 5,500 square feet currently leased as a sales office and service facility. We expect to occupy the new space about February 1, 2001. The new facility will house our corporate headquarters and an expanded service and storage operation and will also function as the center for our Southeastern and international operations.

         In the Midwest, during the first half of 2001, we plan to move from our existing 70,000 square foot facility in Columbus, Ohio to a nearby more modern and efficient facility of similar size.

         In the Northeast, in addition to our own offices in Montreal, we have access to 88,000 square feet of nearby plant and warehouse space leased by our subcontractor.

                             SELECTED FINANCIAL DATA

                STATEMENT OF OPERATIONS DATA:                  NINE MONTHS      Year Ended      Year Ended
------------------------------------------------------------  ENDED 9/30/00       9/30/00         9/30/99
                                                              -------------    ------------    ------------

Revenues ...................................................   $  8,606,535    $ 10,865,748    $ 11,188,046
Cost of sales ..............................................      5,825,506       6,952,832       7,096,935
                                                               ------------    ------------    ------------

   Gross profit ............................................      2,780,029       3,912,916       4,091,111

Selling, general and administrative expenses ...............      2,779,687       3,482,951       3,059,289
                                                               ------------    ------------    ------------

   Income from operations ..................................            342         429,965       1,031,822

 Total other expense .......................................        448,117         484,644          70,167
                                                               ------------    ------------    ------------

Income (loss) before income taxes ..........................       (447,775)        (54,679)        961,655
Benefit (provision) for income taxes
   Current .................................................        (25,543)       (240,072)       (342,923)
   Deferred ................................................        190,000          34,000          27,500
                                                               ------------    ------------    ------------
       Total benefit (provision) for income taxes ..........        164,457        (206,072)       (315,423)
                                                               ------------    ------------    ------------

Income (loss) from continuing operations ...................       (283,318)       (260,751)        646,232
Discontinued operations
   Loss from operations of discontinued division, net of tax
       benefit of $0, $19,000 and $421,000 respectively ....           --           (68,773)     (1,262,758)
   Gain (loss) on disposal of division, net of tax (expense)
       benefit of ($113,000), $266,000, and $0 respectively.        184,906        (797,204)           --
                                                               ------------    ------------    ------------

Loss before cumulative effect of change in accounting
       principle ...........................................        (98,412)     (1,126,728)       (616,526)

Cumulative effect of change in accounting principle, net of
       tax benefit of $16,000 ..............................             --              --         (26,246)
                                                               ------------    ------------    ------------

Net loss ...................................................   $    (98,412)   $ (1,126,728)   $   (642,772)
                                                               ============    ============    ============
    Net loss per share - basic .............................   $      (0.04)   $      (0.52)   $      (0.38)
                                                               ============    ============    ============
    Weighted average shares outstanding ....................      2,339,840       2,177,324       1,693,367
                                                               ============    ============    ============
    Net loss per share - diluted ...........................   $      (0.04)   $      (0.52)   $      (0.37)
                                                               ============    ============    ============
    Weighted average shares outstanding ....................      2,339,840       2,177,324       1,731,694
                                                               ============    ============    ============



                     BALANCE SHEET DATA:                       SEPTEMBER 30,   December 31,    September 30,
------------------------------------------------------------       2000            1999            1999
                                                               ------------    ------------    ------------

Working capital ............................................   $  8,136,392    $   (217,614)   $    431,441

Total assets ...............................................     16,240,737       5,279,519       6,394,303

Long-term debt, including current portion and line of
credit .....................................................      1,296,732       2,261,041       2,307,545

Shareholders' equity .......................................     12,707,915         806,670       1,834,986


MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following commentary should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Part F/S below.

OVERVIEW

         A Novo Broadband, Inc. provides a range of equipment repair and maintenance services to manufacturers of decoders, linegear, cable modems, and other equipment used in the delivery of broadband signals and to the operators of the systems in North America that employ this equipment. This range of services is offered to capture the demand that will be caused by the shift of broadband services from analog to digital format that is occurring currently in the U.S. and Canada.

         Our company was formed in 1987 as Cable Link, Inc. Our concentration for many years was to repair analog converters, to arrange equipment resales between cable operators, and to refurbish used equipment for resale to cable operators. In 1998, we bought Auro Computer Services whose primary business was to assemble and sell personal computers. Auro lost money and proved to be a distraction from our cable-related business. As a result, we discontinued Auro's operations in February 2000, in order to focus exclusively on the cable or "broadband" market. Shortly thereafter, we entered into discussions with a subsidiary of A Novo S.A. ("AN France"). These discussions culminated in a $12 million private placement of our stock in August 2000, as a result of which AN France acquired control of 64% of our outstanding Common Stock. This investment was the basis of the formation of our new business plan.

         AN France is based in France and controls a group of companies in Europe and South America that distribute and service cable, satellite and other electronic and telecommunications equipment on an industrial scale. The equity infusion of $12 million not only provided financial resources with which to expand our business, but also allowed us to utilize the management information systems and processes developed by AN France for high-volume equipment-related activities in Europe. With these assets and strategies in place, we purchased two businesses near the close of our fiscal year. These two businesses provide us strategic locations in the Southwest and Northeast, being located in Los Angeles and Montreal, respectively. We have also taken steps to move to new facilities in Hollywood, Florida, and Columbus, Ohio. During our fiscal year ending September 30, 2001 (fiscal 2001), we plan to improve our repair capabilities at all four of our facilities by adding machinery designed specifically for work on digital equipment.

         While we implement our business plan to become a leader in the service of digital equipment in North America, we will continue to realize a substantial portion of our revenue from the resale and distribution of equipment. These business sectors do not provide the level of gross margin that we hope to achieve in the repair and service sectors, and we do not expect them to grow as rapidly as our repair and service sectors. We anticipate that our distribution and resale efforts will continue to be important to certain of our customers and will allow us to create and enhance relationships that will result in service and repair business.

CHANGE IN FISCAL YEAR

         As of September 30, 2000, we changed our fiscal year for reporting purposes to September 30 from December 31. We made this change to conform our fiscal year to the fiscal year of AN France. As a result of the change, the presentation of financial and other information in this report on Form 10-KSB includes information for the 12-month periods ended September 30, 2000 (fiscal
2000), and September 30, 1999 (fiscal 1999). Such presentation is not directly comparable to the presentation in our most recent previous annual report on Form 10-KSB which included information for years ended December 31, 1999 and December 31, 1998.

         References in this discussion to 2000 and 1999 are to fiscal 2000 and fiscal 1999, unless otherwise indicated.

RESULTS OF OPERATIONS

SALES

         Sales for 2000 decreased slightly to $10,865,748, as compared to $11,188,046 for 1999. This translates to an overall decrease of 2.8%. Our revenue results are indicative of the changes in the emphasis of our business that occurred during 2000. As 2000 began, we were operating two completely different businesses, serving both the cable and computer markets. As a result, our cable sales for the first two quarters of 2000 were well below 1999 results. After closing Auro in February 2000, we realized improved sales in the cable market during our third fiscal quarter, and in our fourth quarter we recorded 37% of our revenues for the year. However, the substantial increase in revenues during the second half of the year was from distribution and resale sources. Our sales for repair and refurbishment remained below the previous year.

COST OF GOODS SOLD

         The cost of goods sold was 64% of sales in 2000, the same as for 1999. Because of our greater concentration of distribution and resale revenues, which have an associated cost that is higher than our cost of sales of repair or refurbished items, we did realize some increases in our cost of goods sold. However, we also realized saving in our costs associated with repair and refurbishment due to a reduction in production labor expense that offset the increase. This reduction in costs was a result of increased efficiencies and new procedures that have led to improved productivity of employees. We began a review of the operations of AN France early in our 2001 fiscal year, in order to adapt for our use processes developed by AN France's experience over the last three and one-half years in the service and repair of digital equipment. It is our intent to leverage AN France's experience and the related processes and software in the North American market to the greatest extent possible, thereby increasing our efficiencies and gross margins.

OPERATING EXPENSES

         Operating expenses for 2000 increased $423,000 over the previous year, an increase of 14%. We opened our international distribution office near Miami during the year, and we increased our sales force in our Columbus office during the year. We also incurred legal costs associated with the private placement of our stock, and we incurred non-recurring expenses relating to the employment of our new chief executive officer and chief financial officers. Other operating expenses remained relatively constant as compared to the preceding year.

OTHER EXPENSES

         In August of 2000, immediately prior to the private placement, we entered into a five-year employment agreement with our former chief executive officer, now our chief development officer, under which he received a $400,000 bonus upon the completion of the private placement.

INCOME TAX PROVISION

         The effective tax rate on continuing operations was 36.7% for the nine months ended September 30, 2000. This is comparable to the effective tax rate of 32.8% for fiscal 1999. However, due to the timing of events and the recording of deferred tax assets at the close on December 31, 1999, the effective tax rate for fiscal 2000 was 480%. This was an anomaly caused by the change in fiscal years and will not be recurring. We have not recorded any valuation allowance against our deferred tax assets, because it is management's belief that we will realize profits in the near term that will fully utilize our net operating loss carryforwards.

DISCONTINUED OPERATIONS

         In February 2000, we decided to close our subsidiary, Auro, and the operations of Auro were discontinued on February 21, 2000. We recorded a charge for the expected loss on disposition of Auro's assets, net of tax effects. The assets were written down to their estimated net realizable values. We do not anticipate any further impact to our results of operations as a result of the discontinuance. In October 2000, pursuant to our guarantee of Auro's indebtedness to a commercial bank, which is reflected as a liability in our balance sheet as of September 30, 2000, we satisfied that indebtedness.

LIQUIDITY AND CAPITAL RESOURCES

         For 1999 and 2000, we satisfied our operating cash requirements through cash flow from operations and borrowings under a credit line from a commercial bank. In 2000, we generated $128,000 in cash from our operations. We used $3.65 million in cash for investing activities. We spent $300,000 for property and equipment and $3 million for the purchase of two new businesses. We also loaned an officer of the Company $400,000. We generated $10.6 million from financing activities as a result of the issuance of 3,040,666 shares of our Common Stock to a subsidiary of AN France for $12 million and used $1.4 million of the proceeds of the stock sale to retire bank debt.

         We currently have a $1.5 million revolving line of credit with our commercial bank under an arrangement that expires on September 30, 2001. The line of credit provides for interest at the bank's prime rate plus 2%. At September 30, 2000, there was a balance $937,000 owed to a financial institution, of which $784,000 represented advances to Auro which were guaranteed by the Company. We paid this entire balance during October 2000.

         Overall, our liquidity improved significantly from the end of fiscal 1999 to the end of fiscal 2000, primarily as a result of the $12 million private placement. Working capital and stockholders' equity have also dramatically increased for this reason, and debt has been virtually eliminated after repayment of our bank debt in October 2000.

         We believe that cash flow from operations, our existing cash resources, and funds available under our line of credit will be adequate to meet our working capital and capital expenditure needs for the 2001 fiscal year. We expect to spend at least $2.4 million on capital expenditures during this fiscal year, primarily to improve our equipment capabilities for servicing digital broadband equipment and to provide furniture and fixtures and computer equipment for our expanded facilities in Florida, Los Angeles, and Montreal and the anticipated move in Columbus.

         An important element of our business strategy has been, and continues to be, the acquisition of similar business and the integration of such businesses into our existing operations. Such future acquisitions, if they occur, may require that we obtain additional funds. We would expect to seek such funds through private or public sales of additional equity securities or debt instruments.


RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2000, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101B, which delayed the implementations of SAB No. 101 "Revenue Recognition in Financial Statements" until the fourth quarter of fiscal years beginning after December 15, 1999. We do not expect the adoption of SAB No. 101 to have an impact on our financial conditions or results of operations.

         In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of SFAS 133." We do not expect the adoption of SFAS No. 138 or 133 to have an impact on our financial conditions or results of operations.

         In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125." We do not expect the adoption of SFAS No. 140 to have an impact on our financial conditions or results of operations.

         In October 2000, the Securities and Exchange Commission adopted the rule "Selective Disclosure and Insider Trading." These new rules were adopted to address three issues: the selective disclosure by issuers of material nonpublic information; when insider-trading liability arises in connection with a trader's "use" or "knowing possession" of material nonpublic information; and when the breach of a family or other non-business relationship may give rise to liability under the misappropriation theory of insider trading. The rules are designed to promote the full and fair disclosure of information by issuers, and to clarify and enhance existing prohibitions against insider trading. We maintain the Company is in compliance with these rules will not have an impact on our financial conditions or results of operations.

ITEMS 8-11 The information required by these items is set forth in the Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on February 14, 2001 and is incorporated herein by this reference.

                                     PART II


ITEM 1. MARKET PRICE OF AND DIVIDENDS ON THE ISSUER'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

         Our Common Stock is traded on the NASDAQ Bulletin Board. The range of high and low bids for the Common Stock for each quarter during the two years ended September 30, 2000, is as follows:


         YEAR ENDED SEPTEMBER 30, 1999                            HIGH     LOW
         ----------------------------------------------------   ------  -------
         Quarter Ended December 31, 1998.....................   $ 2.56  $ 1.25
         Quarter Ended March 31, 1999........................     2.75    1.06
         Quarter Ended June 30, 1999.........................     1.25    0.88
         Quarter Ended September 30, 1999....................     1.13    0.75

         FISCAL 2000
         Quarter Ended December 31, 1999.....................   $ 1.19  $ 0.69
         Quarter Ended March 31, 2000........................     6.50    0.73
         Quarter Ended June 30, 2000.........................     4.00    1.69
         Quarter Ended September 30, 2000....................     4.94    1.94

         These amounts reflect inter-dealer quotations, without retail mark-up, mark down or commission, and may not represent actual transactions. There were approximately 680 beneficial holders of our Common Stock of record on November 30, 2000. All amounts shown have been adjusted for prior stock splits and stock dividends.

DIVIDEND POLICY

         We have not declared or paid cash dividends on our Common Stock since our inception. The Board of Directors presently intends that for the foreseeable future any earnings we may achieve will be retained for use in our business and will not be paid as dividends on our Common Stock.

ITEM 2.  LEGAL PROCEEDINGS

          None

ITEM 3.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.

         The information required by this item is set forth in the Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on February 14, 2001 and is incorporated herein by this reference.

ITEM 6. REPORTS ON FORM 8-K.

         On September 25, 2000, we filed a current report on Form 8-K in connection with the purchase by A Novo Canada of substantially all the assets of Les Telecommunications Valsysteme Inc.

                                    PART F/S

                                CABLE LINK, INC.
                           DBA A NOVO BROADBAND, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                   * * * * * *

                            FOR THE NINE MONTHS ENDED
                             SEPTEMBER 30, 2000 AND
                               FOR THE YEARS ENDED
                           SEPTEMBER 30, 2000 AND 1999

C O N T E N T S

                                                                        Page

INDEPENDENT AUDITORS' REPORT                                             F-2

CONSOLIDATED BALANCE SHEETS                                              F-3

CONSOLIDATED STATEMENTS OF OPERATIONS                                    F-5

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY               F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS                                    F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                               F-9

To the Board of Directors and Stockholders
Cable Link, Inc. dba A Novo Broadband, Inc.
Columbus, Ohio



INDEPENDENT AUDITORS' REPORT


         We have audited the accompanying consolidated balance sheets of Cable Link, Inc. dba A Novo Broadband, Inc. and Subsidiaries (the Company) as of September 30, 2000, December 31, 1999 and September 30, 1999, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the nine months and year ended September 30, 2000 and for the year ended September 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cable Link, Inc. dba A Novo Broadband, Inc. and Subsidiaries as of September 30, 2000, December 31, 1999 and September 30, 1999, and the results of their operations and their cash flows for the nine months and year ended September 30, 2000 and year ended September 30, 1999 in conformity with generally accepted accounting principles.





Groner, Boyle & Quillin LLP

Columbus, Ohio
November 17, 2000

          CABLE LINK, INC. DBA A NOVO BROADBAND, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                 SEPTEMBER 30,     December 31,    September 30,
                                                     2000              1999             1999
                                                  -----------      -----------      -----------
CURRENT ASSETS
   Cash and cash equivalents ...............      $ 7,104,915      $   213,113      $   130,572
   Accounts receivable, net ................        2,508,590        2,060,469        2,633,651
   Inventories .............................        1,481,718        1,557,257        1,543,098
   Notes receivable, related parties .......          200,000               --               --
   Prepaid and other assets ................          160,324          199,541          287,929
   Covenants not to compete ................               --               --           87,289
   Deferred income taxes ...................           47,000          150,000          280,000
   Property and equipment available for sale               --           50,000               --
                                                  -----------      -----------      -----------
     Total current assets ..................       11,502,547        4,230,380        4,962,539
                                                  -----------      -----------      -----------

PROPERTY AND EQUIPMENT, at cost
   Furniture and fixtures ..................          644,705          540,307          673,964
   Equipment ...............................          862,253          619,812        1,062,269
   Leasehold improvements ..................          210,241          169,811          225,091
   Construction in progress ................               --           96,437           50,705
                                                  -----------      -----------      -----------
   Less: Accumulated depreciation ..........        1,015,459          865,466        1,199,275
                                                  -----------      -----------      -----------
     Net property and equipment ............          701,740          560,901          812,754
                                                  -----------      -----------      -----------
OTHER ASSETS
   Notes receivable, related parties .......          200,000               --               --
   Goodwill ................................        3,167,411               --          486,913
   Deferred income taxes ...................          641,000          461,000           89,000
   Other assets ............................           28,039           27,238           43,097
                                                  -----------      -----------      -----------
     Total other assets ....................          756,316          488,238          619,010
                                                  -----------      -----------      -----------
TOTAL ASSETS ...............................      $16,240,737      $ 5,279,519      $ 6,394,303
                                                  ===========      ===========      ===========

                             See accompanying notes

          CABLE LINK, INC. DBA A NOVO BROADBAND, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            SEPTEMBER 30,      December 31,       September 30,
                                                                2000               1999               1999
                                                            ------------       ------------       ------------
CURRENT LIABILITIES
   Current portion of long-term obligations ..........      $    192,496       $     19,968       $     23,058
   Notes payable - bank ..............................           937,569          2,216,218          2,256,268
   Accounts payable ..................................         1,911,285          1,251,975          1,601,538
   Covenants not to compete ..........................                --             29,164             46,664
   Accrued expenses
     Payroll and related taxes .......................           223,577            384,083            363,801
     Accrued warranty ................................                --                 --            175,396
     Other ...........................................           101,228            113,148             64,374
   Accrued loss on disposal of discontinued operations                --            433,448                 --
                                                            ------------       ------------       ------------
     Total current liabilities .......................         3,366,155          4,447,994          4,561,098
                                                            ------------       ------------       ------------
LONG-TERM LIABILITIES
   Long-term obligations .............................           166,667              7,106             10,759
   Other .............................................                --             17,749             17,460
                                                            ------------       ------------       ------------
     Total long-term liabilities .....................           166,667             24,855             28,219
                                                            ------------       ------------       ------------
     Total liabilities ...............................         3,532,822          4,472,849          4,559,317
                                                            ------------       ------------       ------------
STOCKHOLDERS' EQUITY
   Common stock, no par value ........................        13,449,014          1,472,357          1,472,357
   Additional paid-in-capital ........................           159,136            136,136            136,136
   Retained (deficit) earnings .......................          (900,235)          (801,823)           226,493
                                                            ------------       ------------       ------------
     Total stockholders; equity ......................        12,707,915            806,670          1,834,986
                                                            ------------       ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........      $ 16,240,737       $  5,279,519       $  6,394,303
                                                            ============       ============       ============

                             See accompanying notes

          CABLE LINK, INC. DBA A NOVO BROADBAND, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

   For the Nine Months Ended September 30, 2000 and the Years Ended September
                               30, 2000 and 1999


                                                                 Nine Months        Year Ended         Year Ended
                                                                Ended 9/30/00         9/30/00            9/30/99
                                                                 ------------       ------------       ------------
Revenues ..................................................      $  8,605,535       $ 10,865,748       $ 11,188,046
Cost of sales .............................................         5,825,506          6,952,832          7,096,935
                                                                 ------------       ------------       ------------
   Gross profit ...........................................         2,780,029          3,912,916          4,091,111
Selling, general and administrative expenses ..............         2,779,687          3,482,951          3,059,289
                                                                 ------------       ------------       ------------
   Income from operations .................................               342            429,965          1,031,822
Other expenses
   Acquisition bonus ......................................           400,000            400,000                 --
   Interest expense .......................................            48,117             84,644             70,167
                                                                 ------------       ------------       ------------
       Total other expense ................................           448,117            484,644             70,167
                                                                 ------------       ------------       ------------
Income (loss) before income taxes .........................          (447,775)           (54,679)           961,655
Benefit (provision) for income taxes
   Current ................................................           (25,543)          (240,072)          (342,923)
   Deferred ...............................................           190,000             34,000             27,500
                                                                 ------------       ------------       ------------
       Total benefit (provision) for income taxes .........           164,457           (206,072)          (315,423)
                                                                 ------------       ------------       ------------
Income (loss) from continuing operations ..................          (283,318)          (260,751)           646,232
Discontinued operations
   Loss from operations of discontinued division, net of
       tax benefit of $0, $19,000 and $421,000 respectively                --            (68,773)        (1,262,758)
   Gain (loss) on disposal of division, net of tax
       (expense) benefit of ($113,000), $266,000, and $0
       respectively .......................................           184,906           (797,204)                --
                                                                 ------------       ------------       ------------
Loss before cumulative effect of change in accounting
       principle ..........................................           (98,412)        (1,126,728)          (616,526)
Cumulative effect of change in accounting principle, net of
       tax benefit of $16,000 .............................                --                 --            (26,246)
                                                                 ------------       ------------       ------------
Net loss ..................................................      $    (98,412)      $ (1,126,728)      $   (642,772)
                                                                 ============       ============       ============
Basic Earnings Per Share
    Income (loss) from continuing operations ..............      $      (0.12)      $      (0.12)      $       0.38
    Gain (loss) on discontinued operations ................              0.08              (0.40)             (0.75)
    Cumulative effect of change in accounting principle ...                --                 --              (0.01)
                                                                 ------------       ------------       ------------
    Net loss per share ....................................      $      (0.04)      $      (0.52)      $      (0.38)
                                                                 ============       ============       ============

    Weighted average shares outstanding ...................         2,339,840          2,177,324          1,693,367
                                                                 ============       ============       ============

Diluted Earnings Per Share
    Income (loss) from continuing operations ..............      $      (0.12)      $      (0.12)      $       0.37
    Gain (loss) on discontinued operations ................              0.08              (0.40)             (0.73)
    Cumulative effect of change in accounting principle ...                --                 --              (0.01)
                                                                 ------------       ------------       ------------
    Net loss per share ....................................      $      (0.04)      $      (0.52)      $      (0.37)
                                                                 ============       ============       ============

    Weighted average shares outstanding ...................         2,339,840          2,177,324          1,731,694
                                                                 ============       ============       ============


                             See accompanying notes.

          CABLE LINK, INC. DBA A NOVO BROADBAND, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
   For the periods ended September 30, 2000, 1999, 1998 and December 31, 1999 and 1998

                                                COMMON STOCK
                                         ---------------------------    ADDITIONAL                       TOTAL
                                          NUMBER OF                      PAID-IN        RETAINED      SHAREHOLDERS'
                                            SHARES         AMOUNT        CAPITAL        EARNINGS         EQUITY
                                         ------------   ------------   ------------   ------------    ------------

BALANCE AT SEPTEMBER 30, 1998               1,689,136   $  1,463,387   $    136,136   $    869,265    $  2,468,788
Net loss                                           --             --             --       (358,881)       (358,881)
                                         ------------   ------------   ------------   ------------    ------------
BALANCE AT DECEMBER 31, 1998                1,689,136      1,463,387        136,136        510,384       2,109,907
Exercise of options and warrants                5,940          8,970             --             --           8,970
Net loss                                           --             --             --       (283,891)       (283,891)
                                         ------------   ------------   ------------   ------------    ------------
BALANCE AT SEPTEMBER 30, 1999               1,695,076      1,472,357        136,136        226,493       1,834,986
Net loss                                           --             --             --     (1,028,316)     (1,028,316)
                                         ------------   ------------   ------------   ------------    ------------
BALANCE AT DECEMBER 31, 1999                1,695,076      1,472,357        136,136       (801,823)        806,670
Exercise of options and warrants               13,860         24,507             --             --          24,507
Common shares issued                        3,040,666     11,952,150             --             --      11,952,150
Remittance of proceeds from restricted             --             --         23,000             --          23,000
     stock sale
Net loss                                           --             --             --        (98,412)        (98,412)
                                         ------------   ------------   ------------   ------------    ------------
BALANCE AT SEPTEMBER 30, 2000               4,749,602   $ 13,449,014   $    159,136   $   (900,235)   $ 12,707,915
                                         ============   ============   ============   ============    ============



                             See accompanying notes.

          CABLE LINK, INC. DBA A NOVO BROADBAND, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

        For the Nine Months Ended September 30, 2000 and the Years Ended
                          September 30, 2000 and 1999

                                                                      NINE MONTHS       Year Ended        Year Ended
                                                                     ENDED 9/30/00       9/30/00           9/30/99
                                                                     ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss .......................................................     $    (98,412)     $ (1,126,728)     $   (642,772)
Adjustments to reconcile net loss to net cash provided by (used
   in) operating activities:
   Depreciation and amortization ...............................          188,630           350,095           613,083
   Loss on disposal of property and equipment ..................               --             9,399            21,620
   Provision (credit) for losses on receivables ................               --           (67,242)          110,396
   Acquisition bonus ...........................................               --                --          (120,000)
   Deferred income taxes .......................................         (190,000)          (34,000)          (27,500)
   Cumulative effect of change in accounting principle .........               --                --            42,246
   Loss (gain) on disposal of division .........................         (184,906)          797,204                --
   (Increase) decrease in operating assets:
       Accounts receivable .....................................         (462,715)          (55,991)        1,020,497
       Inventories .............................................          151,388            24,042         1,143,290
       Prepaid and other assets ................................          (23,057)           85,818           111,890
   Increase (decrease) in operating assets:
       Accounts payable ........................................          599,885           250,323        (2,143,317)
       Accrued expenses ........................................         (138,366)         (104,913)         (306,682)
                                                                     ------------      ------------      ------------
           Total adjustments ...................................          (13,027)        1,254,735           465,523
                                                                     ------------      ------------      ------------
Net cash provided by (used in) operating activities ............         (111,439)          128,007          (177,249)
                                                                     ------------      ------------      ------------
CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property and equipment .............................         (202,496)         (296,098)         (333,639)
Proceeds from disposal of property and equipment ...............              900            28,894            70,769
Acquisition of stock of Auro Computer Services .................               --                --          (100,000)
Acquisition of assets of Lavender ..............................         (200,000)         (200,000)               --
Acquisition of assets of Valsysteme ............................       (2,756,484)       (2,756,484)               --
Loan to former Chief Executive Officer .........................         (400,000)         (400,000)               --
                                                                     ------------      ------------      ------------
Net cash used in investing activities ..........................       (3,558,080)       (3,650,682)         (362,870)
                                                                     ------------      ------------      ------------
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from sale of common stock and exercise of stock options
       and warrants ............................................       11,976,657        11,976,657             8,970
Increase in APIC ...............................................           23,000            23,000                --
Net borrowings (payments) on notes payable - bank ..............         (845,316)         (860,366)        1,059,987
Principal payments on long-term obligations ....................         (539,280)         (564,280)         (523,600)
Payments on covenants not to compete ...........................          (29,164)          (46,664)          (82,500)
Payments on capital lease obligations ..........................          (24,576)          (31,329)          (38,249)
                                                                     ------------      ------------      ------------
Net cash provided by financing activities ......................       10,561,321        10,497,018           424,608
Net increase (decrease) in cash and cash equivalents ...........        6,891,802         6,974,343          (115,511)
Cash and cash equivalents at beginning of period ...............          213,113           130,572           246,083
                                                                     ------------      ------------      ------------
Cash and cash equivalents at end of period .....................     $  7,104,915      $  7,104,915      $    130,572
                                                                     ============      ============      ============

                             See accompanying notes.

          CABLE LINK, INC. DBA A NOVO BROADBAND, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

   For the Nine Months Ended September 30, 2000 and the Years Ended September
                               30, 2000 and 1999


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                                       NINE MONTHS        Year Ended       Year Ended
                                                                      ENDED 9/30/00        9/30/00          9/30/99
                                                                      -------------       ----------       ----------
   CASH PAID DURING THE PERIOD FOR:
      Interest...................................................         51,179            84,643           70,167
      Income taxes...............................................             --                --           59,197


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

The Company recorded a non-compete asset and liability, each in the amount of $82,500, in 1998, representing an agreement with the former president of Auro.

During 2000, the Company purchased two companies. In conjunction with those acquisitions, the assets acquired and liabilities assumed are as follows:


LAVENDER INDUSTRIES, INC.
     Current assets                                         $  181,733
     Net property and equipment                                 97,920
     Goodwill                                                  459,721
     Current liabilities                                      (76,752)
     Long-term debt assumed                                  (212,622)
     Note to seller                                          (250,000)
                                                    -------------------
                                                            $  200,000
                                                    ===================

LES TELECOMMUNICATIONS VALSYSTEME, INC.
     Current assets                                         $   25,410
     Net property and equipment                                 16,780
     Goodwill                                                2,714,294
                                                    -------------------
                                                            $2,756,484
                                                    ===================











                             See accompanying notes.

          CABLE LINK, INC. DBA A NOVO BROADBAND, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          September 30, 2000, December 31, 1999 and September 30, 1999
================================================================================

NATURE AND SCOPE OF BUSINESS

      Cable Link, Inc. dba A Novo Broadband, Inc. (the Company) is a majority-owned (64%) subsidiary of A Novo Americas, LLC. The Company provides repair, calibration, upgrade and maintenance of analog and digital decoders, cable and DSL modems, linegear, headend, power generator and power supplies for equipment manufacturers and broadband network operators. The Company also provides screening, testing and profiling for new equipment for market introduction; asset management services; logistics systems and services; equipment resale services; and international distribution services. The Company has offices in Columbus, Ohio; Los Angeles, California; Hollywood, Florida; and Montreal, Canada.

      Prior to December 31, 1999, the Company resold computer hardware and assembled computer hardware components into personal computers through a wholly owned subsidiary, PC & Parts, Inc., dba Auro Computer Services
      (Auro). The Company has discontinued the operations of Auro.

      The Company formed a foreign sales corporation (FSC) subsidiary during 1998 in order to realize the tax benefits attributable to its foreign sales.

      The Company has changed its year end to September 30 from December 31, effective September 30, 2000.

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

      PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements are on the accrual basis of accounting and include the financial statements of the Company, Auro, and the FSC for the nine months and year ended September 30, 2000 and the year ended September 30, 1999, in entirety, and include the financial statements of A Novo Canada after the acquisition closing date of September 12, 2000. All material intercompany balances and transactions are eliminated in consolidation.

      CHANGE IN ACCOUNTING PRINCIPLE

      On January 1, 1999, the Company adopted Statement of Position (SOP) 98-5 "Reporting of Start-up Activities," which requires all start-up costs previously capitalized by the Company to be expensed. The cumulative effect of the change in accounting principle is reflected in the consolidated statement of income net of its tax effect. All start-up costs incurred after adoption of the SOP will be expensed as incurred.

      ACCOUNTS RECEIVABLE

      The Company utilizes the allowance method of accounting for accounts receivable and has provided for possible uncollectible amounts in the accompanying financial statements. The allowance for doubtful accounts was $6,118, $48,708, and $131,084 as of September 30, 2000, December 31, 1999,
      and September 30, 1999, respectively.

      INVENTORIES

      The Company's inventories consist of new and used cable TV equipment and parts used to refurbish and repair cable TV equipment. Inventory is valued at the lower of cost or market, using the weighted average-cost method. New and used inventory items are separately identified as items of inventory. The weighted average cost is calculated per item of inventory. Impairment and changes in market value are evaluated on a per item basis.

      Auro's inventories consisted of purchased computer systems, peripherals, software and components used for assembly and resale and were stated at the lower of cost or market, using the average-cost method. Assembly in process was not significant and was not recorded as work in progress inventory.

      If the cost of the inventory exceeds the market value evaluation based on total inventory, provisions are made for the difference between the cost and the market value. Provision for potential obsolete or slow moving inventory is made based on analysis of inventory levels, changes in technology and future sales forecasts.

      PROPERTY AND EQUIPMENT

      Property and equipment is carried at cost, less accumulated depreciation, computed using the straight-line method over the estimated useful lives of the related assets. Furniture and fixtures, equipment, and rental equipment are depreciated over lives ranging from three to seven years. Leasehold improvements are depreciated over the shorter of the lease term or useful life of the improvement, generally six to seven years. Major renewals and betterments are capitalized and depreciated; maintenance and repairs that neither improve nor extend the life of the respective assets are charged to expense as incurred. Upon disposal of assets, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in income.


      The Company leases certain equipment under capital lease agreements with a cost and accumulated amortization of $245,656 and $196,018, respectively, at September 30, 2000, $303,526 and $198,836, respectively, at December 31, 1999, and $320,800 and $185,764, respectively, at September 30, 1999.
      Depreciation expense, which includes the amortization of assets held under capital leases, for the nine months ended September 30, 2000 and the years ended September 30, 2000 and 1999 was $175,457, $289,116 and $380,176,
      respectively.

      GOODWILL

      Goodwill was recorded to reflect the amount paid in August and September 2000 by the Company and A Novo Canada, respectively, to acquire certain assets from unrelated companies in California and Montreal, Canada, in excess of the fair market value of the assets acquired and the liabilities assumed. Goodwill is shown net of accumulated amortization of $6,604 as of September 30, 2000.

      Goodwill was recorded to reflect the amount paid for the Company's acquisition of the common stock of Auro, less fair market value of assets acquired and liabilities assumed during 1998. Goodwill is shown net of accumulated amortization of $75,989 and $83,007, as of December 31, 1999 and September 30, 1999, respectively, which is calculated using the straight-line method over 15 years. The Company decided to discontinue the operations of Auro during February 2000. The unamortized balance of goodwill, $493,931, was written off in connection with the discontinuance of these operations.

      COVENANTS NOT TO COMPETE

      Under the terms of the purchase agreement, Auro was paying its sellers $150,000 in monthly installments over two years for a covenant not to compete. Accordingly, a short-term and long-term liability has been recognized. The Company allocated $200,000 of the purchase price to the covenant to be amortized using the straight-line method over the same two-year period. Additionally, Auro had a non-competition agreement with its former president through December 31, 1999. A total of $82,500 was paid over six months. Accordingly, a short-term asset and liability were recorded and amortized using the straight-line method during 1999. The asset and liability were removed upon expiration of the agreement during 1999. The amount of amortization expense for these covenants was $45,625 and $161,877 for the years ended September 30, 2000 and 1999, respectively. Accumulated amortization amounted to $158,336 for December 31, 1999 and $112,711 for September 30, 1999. The unamortized balance of the covenants not to compete, $41,664, was written off in connection with the discontinuance of these operations.

      REVENUE RECOGNITION

      Revenues are recognized when the related products are completed and delivered or services are performed. Revenues from service contracts are recognized over the terms of the contract as services are provided.


      WARRANTY

      Warranties are extended on new, repaired and refurbished cable products for periods of up to one year. The company's expense for cable product warranties is not material. Warranties are not extended for used cable equipment. Auro's estimated future warranty obligations related to certain products, primarily computer hardware and systems, are provided by charges to operations in the period in which the related revenue is recognized.


    EARNINGS PER SHARE (EPS)

      The following table sets forth the computation of basic and diluted earnings per share:

                                                                   NINE MONTHS     Year Ended     Year Ended
                                                                  ENDED 9/30/00      9/30/00        9/30/99
                                                                  -------------     ---------     -----------
       Numerator:
           Income (loss) from continuing operations and before
             the cumulative effect of the change in accounting
             principle, available to common stockholders .....     $  (283,318)     $(260,751)    $   646,232

                                                                   ===========      =========     ===========

       Denominator:
           Denominator for basic earnings per share -
              Weighted-average shares outstanding ............       2,339,840      2,177,324       1,693,397
           Effect of dilutive securities:
              Employee stock options and stock warrants ......                                         38,307
                                                                   -----------      ---------     -----------

           Denominator for diluted earnings per share ........       2,339,840      2,177,324       1,731,694
                                                                   ===========      =========     ===========

       Basic income (loss) per share .........................     $     (0.12)     $   (0.12)         $ 0.38
                                                                   ===========      =========     ===========

       Diluted income (loss) per share .......................         $(0.12)      $(0.12)             $0.37
                                                                   ===========      =========     ===========

      Options to purchase 1,014,584 shares were not included in the compilation of diluted EPS for the nine months and the year ended September 30, 2000 because the Company had a loss from continuing operations. Options to purchase 705,118 shares were not included in the computation of diluted EPS for the year ended September 30, 1999 because the options exercise price was greater than the average market price of the common shares. During the nine months and year ended September 30, 2000, options to purchase 100,000 shares were issued contingent on certain Company stock performance levels. During the year ended September 30, 1999, options to purchase 125,000 shares were issued contingent on certain Company stock performance levels.

      During the nine months and year ended September 30, 1999, 17,970 options were cancelled and 8,250 became vested. The total contingent options at September 30, 2000 and 1999 were 230,500 and 194,280, respectively.

      Earnings per share is computed on the weighted average number of common shares outstanding including any dilutive options and warrants.

      ADVERTISING

      The Company expenses advertising costs as incurred. Advertising expenses were $66,186, $123,507, and $76,517 for the nine months ended September 30, 2000 and the years ended September 30, 2000 and 1999, respectively.

      INCOME TAXES

      The Company and its U.S. subsidiaries file a consolidated federal income tax return. Income taxes are allocated to each company based on the earnings of each company.

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

INVENTORIES

      Inventories at September 30, 2000, December 31, 1999, and September 30, 1999 were as follows:

                                                              New              Used           Total
                                                           ----------      ----------     ----------
    SEPTEMBER 30, 2000
           Parts .....................................        463,172              --        463,172
           Converters ................................        110,123         302,867        413,010
           Linegear ..................................        220,678         415,108        635,786
           Head-ends .................................          2,606          30,143         32,749
           Computer hardware, software and peripherals             --              --             --
                                                           ----------      ----------     ----------

             Total ...................................        796,579         748,138      1,544,717
                                                           ==========      ==========
           Reserve for inventory obsolescence ........                                       (62,999)
                                                                                          ----------

             Net inventory ...........................                                     1,481,718
                                                                                          ==========

       DECEMBER 31, 1999
           Parts .....................................        249,070              --        249,070
           Converters ................................        283,679         271,291        554,970
           Linegear ..................................        106,456         550,415        656,871
           Head-ends .................................          7,130          38,267         45,397
           Computer hardware, software and peripherals        126,270              --        126,270
                                                           ----------      ----------     ----------

             Total ...................................        772,605         859,973      1,632,578
                                                           ==========      ==========
           Reserve for inventory obsolescence ........                                       (75,321)
                                                                                          ----------

             Net inventory ...........................                                     1,557,257
                                                                                          ==========

       SEPTEMBER 30, 1999
           Parts .....................................        275,045              --        275,045
           Converters ................................        313,261         299,582        612,842
           Linegear ..................................        117,557         607,813        725,370
           Head-ends .................................          7,873          42,258         50,131
           Computer hardware, software and peripherals        139,437              --        139,437
                                                           ----------      ----------     ----------

             Total ...................................        653,173         949,553      1,802,826
                                                           ==========      ==========
           Reserve for inventory obsolescence ........                                      (259,728)
                                                                                          ----------

             Net inventory ...........................                                     1,543,098
                                                                                          ==========



NOTES PAYABLE

      The Company has a revolving credit line with a bank for $1.5 million. The credit line is secured by substantially all assets of the Company and is payable on demand. The line matures on September 30, 2001, and interest is charged at prime plus 2% (10.50% and 8.75% at September 30, 2000 and 1999, respectively). Outstanding borrowings at September 30, 2000, December 31, 1999, and September 30, 1999 were $937,569, $1,782,885, and $1,797,935, respectively. The agreement provides for certain covenants and restrictions including maintenance of certain minimum financial requirements.

      The Company had a note payable to a bank relating to the acquisition of Auro. The face amount of the note was $500,000 and interest was due monthly at prime plus 1%. The principal balances were $0, $433,333 and $458,333 at September 30, 2000, December 31, 1999 and September 30, 1999, respectively. The note was repaid in full during 2000.

LONG-TERM OBLIGATIONS

      Long-term obligations at September 30, 2000, December 31, 1999 and September 30, 1999 consist of the following:

                                                                                9/30/00        12/31/99       9/30/99
                                                                               ---------      ---------      ---------

       Note payable to the former owner of a business, payable in 12 consecutive quarterly installments of $22,500, including interest
         at 4.58%. The note is unsecured.                                      $ 250,000             --             --

       Note payable to the former owner of a business with an annual interest rate of 6% and payable at a rate of 50% of the earnings before income tax of acquired division, beginning the fiscal year
         ended September 30, 2001. The note is unsecured.                        106,075             --             --

       Amounts due under capital leases, net of interest between 10.6% and
         13.9%. The capital leases include purchase options upon
         expiration. The capital leases are secured by the equipment.          $   2,488      $  27,064      $  33,817
                                                                               ---------      ---------      ---------

       Total                                                                     359,163         27,064         33,817

       Less current maturities                                                  (192,496)       (19,958)       (23,058)
                                                                               ---------      ---------      ---------

       Long-term obligations                                                   $ 166,667      $   7,106      $  10,759
                                                                               =========      =========      =========


          Maturities of long-term obligations are as follows:

           2001                                                                        $193,564
           2002                                                                          90,000
           2003                                                                          76,667
                                                                                    ------------
                                                                                        360,231
           Less amount representing interest                                             (1,068)
                                                                                    ------------
           Total                                                                       $359,163
                                                                                    ============



RETIREMENT PLAN


      The Company has a qualified salary deferral 401(k) retirement plan for the benefit of its U.S. employees. The employees must have attained age 21 and completed at least one year of service to be eligible to participate in the plan. The Company's contribution is discretionary, and the Company has elected not to make a contribution for the nine months ended September 30, 2000 and the years ended December 31, 1999 and September 30, 1999.

INCOME TAXES

      The provision for income taxes consists of the following:

                                                                                  NINEMONTHS        Year          Year
                                                                                     ENDED          Ended          Ended
                                                                                    9/30/00        9/30/00        9/30/99
                                                                                   ---------      ---------      ---------

       Current (expense) benefit
         Federal                                                                   $ (40,563)     $(188,997)     $(266,320)
         State and local                                                              15,020        (51,075)       (76,603)
                                                                                   ---------      ---------      ---------

         Income tax (expense) benefit                                              $ (25,543)     $(240,072)     $(342,923)
                                                                                   =========      =========      =========


       The components of the net deferred tax asset are as follows:

                                                                                    9/30/00       12/31/99        9/30/99
                                                                                   ---------      ---------      ---------

       Assets:
         Accounts receivable                                                       $   3,000      $  19,000      $  50,000
         Inventories                                                                  45,000         55,000        142,000
         Net operating loss                                                          576,000        399,000         81,000
         Covenants not-to-compete                                                     80,000         88,000         80,000
         Accrued warranty and prepaid service contracts                                    -         83,000         94,000
                                                                                   ---------      ---------      ---------

             Gross deferred tax assets                                               704,000        644,000        447,000

       Liabilities:

         Property and equipment                                                       16,000          1,000         38,000
                                                                                   ---------      ---------      ---------

             Net deferred tax asset                                                  688,000        643,000        409,000

             Less valuation allowance                                                      -        (32,000)       (40,000)
                                                                                   ---------      ---------      ---------

             Total net deferred tax asset                                          $ 688,000      $ 611,000      $ 369,000
                                                                                   =========      =========      =========

      A reconciliation of the Company's effective tax benefit is as follows:

                                                                                  NINE MONTHS       Year           Year
                                                                                     ENDED          Ended          Ended
                                                                                    9/30/00        9/30/00        9/30/99
                                                                                   ---------      ---------      ---------

       Income tax at statutory rates                                               $  50,955      $ 409,923      $ 245,515
       State and local taxes, net of federal benefit                                   9,913        (33,710)        50,558
       Surtax and other rate differences                                              (5,339)        (2,315)         3,957
       Permanent differences                                                         (38,467)      (337,365)      (182,217)
       Change in valuation allowance                                                  32,000         40,000        (13,000)
       State tax credits earned                                                        2,395          2,395          2,400
                                                                                   ---------      ---------      ---------

       Total benefit                                                               $  51,457      $  78,928      $ 121,577
                                                                                   =========      =========      =========


      As of September 30, 2000, the Company had approximately $1,500,000 of tax net operating loss carry forwards remaining to be utilized. The carry forwards begin to expire in 2017.

WARRANTY LIABILITY

      For certain products, Auro provided a three-year on-site parts and labor warranty on hardware sold. Replacement hardware components were generally provided by the original equipment manufacturer. The estimated future warranty costs have not been accrued as it has been determined that Auro, as a result of closing, will not be able to fulfill this obligation.

STOCKHOLDERS' EQUITY AND STOCK OPTIONS

      At September 30, 2000 and 1999, the Company had 10,000,000 authorized shares of common stock, no par value, and 200,000 authorized shares of preferred stock, no par value. There were 4,749,602 and 1,695,076 shares of common stock outstanding at September 30, 2000 and 1999, respectively. No preferred stock is issued or outstanding at September 30, 2000, December 31, 1999, or September 30, 1999.

      On August 7, 2000, the company sold 3,040,666 shares of common stock to A Novo Americas, LLC in a private placement for $11,952,150 in cash. The share price for this transaction was determined by reference to the market price of the Company's common stock.

      The Company adopted the 1995 Stock Option Plan (1995 Plan) effective October 1995. In August 2000, the Company adopted the 2000 Stock Option Plan (2000 Plan). Both plans authorize the Company to grant options to directors, employees and consultants of the Company to purchase shares of the Company's common stock. The maximum number of shares that may be issued under the 1995 Plan was increased in June 2000 from 395,010 to 700,000. The maximum number of shares that may be issued under the 2000 Plan is 238, 105. The 1995 Plan authorizes the Company to grant stock appreciation rights (SARs) to employees of the Company. An SAR may be issued, at the discretion of the Board of Directors, either in tandem or not in tandem with an Option. The holder of an SAR tandem to an Option is entitled to receive, upon exercise of the SAR, payment of an amount determined by multiplying the excess of fair market value of a share on the date the SAR is exercised over the exercise price of the related Option by the number of shares as to which the SAR has been exercised. The Board of Directors shall determine the exercise price of each SAR that is not in tandem with an Option at the time of granting the SAR, but in no event shall the exercise price be less than the fair market value of a share on the date such SAR is granted. The exercise of an SAR tandem to an Option shall cancel the related Option with respect to the number of shares as to which such Option is exercised. At the discretion of the Board of Directors, payment upon the exercise of an SAR may be made in cash, shares of the company's common stock or any combination thereof. No options granted during 2000 and 1999 were granted in tandem with SAR's.

      As of September 30, 2000, the Company's former Chief Executive Officer had 401,280 weighted average options outstanding which were issued to him prior to his employment by the Company. The stock options and SAR's expire at various dates through 2006 and have an average exercise price of $1.64. He has been granted additional options that are included in the employee stock option table. At September 30, 2000 and 1999, the former Chief Executive Officer held warrants to purchase 19,800 shares of common stock for $0.93 per share.

      At September 30, 2000, December 31, 1999, and September 30, 1999, former non-employee directors of the Company held options to purchase 53,040, 48,040, and 48,040 shares of common stock, respectively, with exercise prices ranging from $0.84 to $3.50. At September 30, 2000, December 31, 1999, and September 30, 1999, all of the options were vested and the options expire at various dates through 2009.

      During 1999, a consultant was granted options to purchase 10,000 shares at $4.50 per share. The options expire in 2001.

      The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans. The vesting period of the options granted range from immediately exercisable to four years. Accordingly, no compensation cost has been recognized in the accompanying financial statements for options or SAR's issued under the plan since the exercise price of the options and SAR's was equal to the market value of the shares at the date of grant. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under the plan consistent with the methodology of Financial Accounting Standards Board Statement No. 123, Accounting For Stock - Based Compensation, the Company's net loss and net loss per share would change as indicated below.

                                    NINE MONTHS            YEAR             Year
                                      ENDED               ENDED             Ended
                                     9/30/00            9/30/00           9/30/99
                                   -----------      -------------      -----------
       Net loss:
          As reported              $   (98,411)     $  (1,126,727)     $  (642,772)
          Pro forma                $  (351,214)     $  (1,379,530)     $  (704,141)

       Basic loss per share:
          As reported              $     (0.04)     $       (0.52)     $     (0.38)
          Pro forma                $     (0.15)     $       (0.63)     $     (0.42)

       Diluted loss per share:
          As reported              $     (0.04)     $       (0.52)     $     (0.37)
          Pro forma                $     (0.15)     $       (0.63)     $     (0.41)


      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000 and 1999.

                                        NINE MONTHS ENDED
                                            9/30/00                 Year Ended 9/30/00        Year Ended 9/30/99
                                   --------------------------    ----------------------    ----------------------

      Dividend yield                                      0%                        0%                        0%
      Expected volatility                               126%                      120%                      113%
      Risk-free interest rates      6.16%, 6.29%, 6.30%, AND      5.41%, 6.16%, 6.29%,       5.70%, 4.88%, 4.97%
                                                       6.38%                 and 6.38%                 and 5.16%
      Expected lives                                 5 YEARS                   5 years              3 to 5 years

      A summary of the status of the Company's employee stock option plans as of September 30, 2000 and 1999 and changes for the nine months and years then ended are presented below:

                                                            2000                                  1999
                                             ----------------------------------    ----------------------------------
                                                                   WEIGHTED                               Weighted
                                                                   AVERAGE                                Average
                                                                   EXERCISE                               Exercise
                                                 SHARES              PRICE             Shares               Price
                                             ---------------    ---------------    ---------------     ---------------

                   January 1                      352,004          $  1.55              319,548           $  2.27
                   Granted                        321,000             3.37              170,000              0.97
                   Exercised                      (13,860)            1.26               (5,940)             1.51
                   Canceled                      (108,880)            1.96             (131,604)             2.54
                                             ---------------    ---------------    ---------------     ---------------

                   September 30                   550,264          $  2.52              352,004           $  1.55
                                             ===============    ===============    ===============     ===============

                                                                               2000                1999
                                                                       ----------------    ------------------

      Options exercisable at year-end                                        155,389               100,914
                                                                       ================    ==================

      Weighted-average fair value of options
        Granted during the year                                                $2.46                 $0.39
                                                                       ================    ==================


               The following table summarizes information about employee stock options at September 30, 2000:

                                                         Weighted
                                     Number              Average            Weighted             Number           Weighted
                                   Outstanding          Remaining           Average           Exercisable          Average
        Range of Exercise         September 30,        Contractual         Exercise          September 30,        Exercise
             Prices                   2000           Life (In Years)         Price               1999               Price
      ----------------------    -----------------    -----------------   --------------    ------------------   --------------

      $0.8125 - $4.00               550,264                8.13              $2.52              100,914             $1.55

ACQUISITIONS AND ACQUISITION BONUS

      On August 31, 2000, the Company entered into an asset purchase agreement with Lavender Industries, Inc. (Seller), pursuant to which the Company agreed to purchase substantially all of the assets of the Seller. The purchase of the assets was consummated on August 31, 2000, for a purchase price of $450,000. The Seller was engaged primarily in the business of selling new and refurbished cable television equipment. The acquisition was accounted for under the purchase method of accounting. Results of operations are included in the consolidated statements of operations from the date of purchase through September 30, 2000.

      On August 2, 2000, the Company entered into an Employment Agreement with its then Chief Executive Officer providing for a cash signing bonus in the amount of $400,000. This bonus was paid after the completion of the private placement with A Novo Americas, LLC. In addition to the bonus, a loan of $400,000 was made to the former Chief Executive Officer, which is to be repaid in quarterly installments over two years along with interest at 6.4%.

      On September 12, 2000, the Company's subsidiary, A Novo Canada entered into an asset purchase agreement with Les Telecommunications Valsysteme, Inc. (Seller) pursuant to which A Novo Canada agreed to purchase substantially all of the assets of the Seller. The purchase of the assets was consummated on September 14, 2000, for a price of $2,756,484.

      The Seller was engaged primarily in the business of the maintenance and repair of cable television and radio broadcasting equipment. The acquisition was accounted for under the purchase method of accounting. Results of operation are included in the consolidated statements of operations from the date of purchase through September 30, 2000.

      In 1998, the Company's Board of Directors approved a $180,000 bonus payable to the Company's Chief Executive Officer related to the acquisition of Auro. The bonus was payable in equal monthly installments of $5,000. The payments for the twelve months beginning July 6, 1998, were without conditions. The remaining payments were subject to the conditions that the percentage of earnings of Auro was equal to or greater than 15% of the capital invested in Auro by the Company. During 1999, the Company's Chief Executive Officer relinquished his rights to the remaining $120,000 of the acquisition bonus. The bonus reversal was included in the loss from operations of the discontinued division.

OPERATING LEASE OBLIGATIONS

      The Company leases production and office space in Columbus, Ohio, Los Angeles, California, Hollywood, Florida, and Montreal, Canada. Auro leased office space from its former owners. Rent expense was $174,497, $364,414 and $323,163 for the nine months ended September 30, 2000 and the years ended September 30, 2000 and 1999, respectively. Future minimum lease payments are as follows: 2001 - $455,625; 2002 - $423,559, 2003 -
      $407,193; 2004 - $355,928; 2005 - $361,938; thereafter - $242,576.

STOCKHOLDER TRANSACTIONS

      In October 1994, the Company entered into a separation, non-competition and consulting agreement with a former president. The Separation Agreement required the Company to pay the former president $100,000. Consulting services were to be provided by the former president through December 31, 1998, for total consideration of $350,000 payable in seven monthly installments of approximately $15,394; 25 monthly installments of approximately $9,333; and a final installment of $8,917. The former president also agreed not to compete with the Company through December 31, 1998, for total consideration of $25,000 payable in seven monthly installments of approximately $1,110; 25 monthly installments of approximately $667; and a final installment of $625. The covenant not to compete expired during 1999. The covenant not to compete became fully amortized and was removed from the balance sheet as of December 31, 1999. The related obligation was paid in full during 1999. The consulting services were expensed over the term of the Agreement. Under this agreement, the Company recognized expenses of $28,205 for the year ended September 30, 1999.

REPORTABLE SEGMENTS

      Management has elected to identify the Company's reportable segments based on the nature of the products and services: cable operations and computer operations. However, the computer segment has been discontinued. Therefore, the segment information provided herein for computer operations has been included in the statement of operations in the line items, "Loss from operations of discontinued division," and "Gain (loss) on disposal of division." Accordingly, the segment information provided herein for cable operations is the information that is reported in the primary presentation of the statement of operations.

      Information related to the Company's reportable segments for the nine months ended September 30, 2000 is as follows:

                                                    Cable           Computer
                                                  Operations        Operations          Total
                                                 ------------      ------------      ------------

       Revenues                                  $  8,605,535      $  1,004,926      $  9,610,461
       Cost of revenues                             5,825,506           919,215         6,744,721
                                                 ------------      ------------      ------------
       Gross profit                                 2,780,029            85,711         2,865,740
       S, G & A expenses                            2,779,687            21,141         2,800,828
                                                 ------------      ------------      ------------
       Income from operations                             342            64,570            64,912
       Acquisition bonus                              400,000                 -          (400,000)
       Interest expense                               (48,117)          (86,272)         (134,388)
       Other income                                         -           326,177           326,177
                                                 ------------      ------------      ------------
       Income (loss)                                 (447,775)          304,475          (143,300)
       Income tax (expense) benefit                   164,457          (113,000)           51,457
       Goodwill amortization                                -            (6,569)           (6,569)
                                                 ------------      ------------      ------------
       Loss from continuing operations           $   (283,318)
                                                 ============
       Gain from discontinued operations                           $    184,906
                                                                   ============
       Consolidated net income (loss)                                                $    (98,412)
                                                                                     ============

       AS OF SEPTEMBER 30, 2000:
       Total assets                              $ 19,521,991      $    262,705      $ 19,784,696
       Investment in subsidiary at cost              (676,590)                -          (676,590)
       Intercompany receivables                    (2,867,369)                -        (2,867,369)
                                                 ------------      ------------      ------------
       Consolidated total assets                 $ 15,978,032      $    262,705      $ 16,240,737
                                                 ============      ============      ============

       Depreciation and amortization expense     $    182,061      $      6,569      $    188,380
                                                 ============      ============      ============


A reconciliation of the segments' total depreciation and amortization to the consolidated total depreciation and amortization is as follows:

      Segments' total depreciation and amortization             $    182,061
      Amortization of goodwill                                         6,569
                                                            ----------------
      Consolidated total depreciation and amortization          $    188,630
                                                            ================

     Information related to the Company's reportable segments for the year ended September 30, 2000 is as follows:

                                                     Cable            Computer
                                                   Operations        Operations           Total
                                                  ------------      ------------      ------------
       Revenues                                   $ 10,865,748      $  3,258,987      $ 14,124,735
       Cost of revenues                              6,952,832         2,766,969         9,729,801
                                                  ------------      ------------      ------------
       Gross profit                                  3,912,916           482,018         4,394,934

       S, G & A expenses                             3,482,951           742,719         4,225,670
                                                  ------------      ------------      ------------
       Income (loss) from operations                   429,965          (260,701)          169,264
       Acquisition bonus                               400,000                 -           400,000
       Interest expense                                (84,644)         (144,499)         (229,143)
       Other income                                          -           326,177           326,177
                                                  ------------      ------------      ------------
       Loss                                            (54,679)          (79,023)         (133,702)
       Income tax expense (benefit)                   (206,072)          285,000            78,928
       Goodwill amortization                                              (8,750)           (8,750)
       Loss on disposal of division                          -        (1,063,204)       (1,063,204)
                                                  ------------      ------------      ------------
       Loss from continuing operations            $   (260,751)
                                                  ============
       Loss on discontinued operations                              $   (865,977)
                                                                    ============
       Consolidated net income (loss)                                                 $ (1,126,728)
                                                                                      ============

        Depreciation and amortization expense     $    234,261      $    107,084      $    341,345
                                                  ============      ============      ============


      A reconciliation of the segments' total depreciation and amortization to the consolidated total depreciation and amortization is as follows:

            Segments' total depreciation and amortization       $  341,345
            Amortization of goodwill                                 8,750
                                                                -----------
            Consolidated total depreciation and amortization    $  350,095
                                                                ===========


      Information related to the Company's reportable segments as of December 31, 1999 is as follows:


          Total assets                         $ 4,729,350      $ 1,708,105      $ 6,437,455
          Goodwill                                                  493,931          493,931
          Investment in subsidiary at cost        (470,000)               -         (470,000)
          Intercompany receivables                (458,671)         (23,028)        (481,699)
          Discontinued operations                  367,000       (1,067,168)        (700,168)
                                               -----------      -----------      -----------
          Consolidated total assets            $ 4,167,679      $ 1,111,840      $ 5,279,519
                                               ===========      ===========      ===========

      Information related to the Company's reportable segments for the year ended September 30, 1999 is as follows:



                                                          Cable            Computer
                                                        Operations        Operations          Total
                                                       ------------      ------------      ------------

         Revenues                                      $ 11,188,046      $ 11,866,856      $ 23,054,902
         Cost of revenues                                 7,096,935        10,870,735        17,967,670
                                                       ------------      ------------      ------------
         Gross profit                                     4,091,111           996,121         5,087,232
         S, G & A expenses                                3,059,289         2,602,977         5,662,266
                                                       ------------      ------------      ------------
         Income (loss) from operations                    1,031,822        (1,606,856)         (575,034)
         Interest expense                                   (70,167)         (154,077)         (224,244)
         Other income                                             -           120,000           120,000
                                                       ------------      ------------      ------------
         Income (loss)                                      961,655        (1,640,933)         (679,278)
         Income tax (expense) benefit                      (315,423)          421,000           105,577
         Goodwill amortization                                    -           (42,825)          (42,825)
         Cumulative effect of change in accounting
           principle, net of tax benefit                    (26,246)                -           (26,246)
                                                       ------------      ------------      ------------
         Income from continuing operations             $    619,986
                                                       ============
         Loss from discontinued operations                               $ (1,262,758)
                                                                         ============
         Net income (loss)                                                                 $   (642,772)
                                                                                           ============

         AS OF SEPTEMBER 30, 1999:
         Total assets                                  $  4,867,965      $  2,100,356      $  6,968,321
         Goodwill                                                 -           503,185           503,185
         Investment in subsidiary at cost                  (470,000)                -          (470,000)
         Intercompany receivables                          (607,203)                -          (607,203)
                                                       ------------      ------------      ------------
         Consolidated total assets                     $  3,790,762      $  2,603,541      $  6,394,303
                                                       ============      ============      ============

         Depreciation and amortization expense         $    196,331      $    373,927      $    570,258
                                                       ============      ============      ============


      A reconciliation of the segments' total depreciation and amortization to the consolidated total depreciation and amortization is as follows:

            Segments' total depreciation and amortization        $    570,258
            Amortization of goodwill                                   42,825
                                                                --------------
            Consolidated total depreciation and amortization      $   613,083
                                                                ==============


    CONCENTRATIONS OF CREDIT RISK

      The Company grants credit to customers in the United States, Canada and Central America. In most cases, sales terms for products sold in international markets other than Canada are cash in advance or cash on delivery. Additionally, the Company carries insurance on all significant international accounts receivable. Sales are denominated principally in U.S. dollars and, therefore, the Company does not have a significant foreign exchange rate risk. Sales to customers outside the United States were $2,134,980 for the nine months ended September 30, 2000, and $2,396,463 and $1,557,111 for the years ended September 30, 2000, and 1999 respectively. Accounts receivable related to customers outside the United States was $650,623, $22,055 and $213,652 as of September 30, 2000,
      December 31, 1999, and September 30, 1999, respectively.

    MAJOR CUSTOMERS AND SUPPLIERS

      As of September 30, 2000, 12% of the Company's accounts receivable was due from one customer. For the year ended September 30, 1999, approximately 21% of the Company's total revenues were from one of Auro's customers and approximately 38% of total purchases were from two of Auro's vendors.

    FOREIGN OPERATIONS

      A Novo Canada began operations in Montreal, Canada on September 12, 2000. As of September 30, 2000, the subsidiary had total assets of $2,937,754, of which $2,707,690 represented goodwill which is eliminated upon consolidation. A Novo Canada had $27,754 in revenues for the nine months ended September 30, 2000.

    DISCONTINUED OPERATIONS

      Subsequent to December 31, 1999, the Company decided to close and liquidate Auro. Auro ceased operations on February 21, 2000, and its remaining assets were liquidated during the nine months ended September 30, 2000. As a result of this action, the Company has reflected Auro's results from operations as discontinued in the accompanying consolidated statements of operations. Interest on the bank debt related to Auro's acquisition is recorded as an expense in determining the loss on discontinued operations.

      The Company also recorded a charge for the loss on discontinuance of Auro operations, net of tax. Included in this loss is $819,262 for the write-down of assets to their estimated net realizable value upon collection and liquidation; $139,505 from the release of recorded warranty that Auro will not be able to fulfill; $162,448 in costs to liquidate and $221,000 operating losses prior to the discontinuance of operations.

      The remaining assets as of September 30, 2000 consist of accounts receivable yet to be collected and a deferred tax asset. The net realizable value of these remaining assets is estimated at $260,000, including the deferred tax asset of $254,000. Pursuant to a guarantee, the Company satisfied Auro's bank debt of $784,045.81 subsequent to the year ended September 30, 2000. The liability was recorded in the consolidated balance sheet as of September 30, 2000.

                                    PART III



    ITEMS 1 AND 2.         INDEX TO EXHIBITS; DESCRIPTION OF EXHIBITS.

---------------------------------------------------------------------------------------------------------------------
     Number      Exhibit                                                                                Page Number
--------------------------------------------------------------------------------------------------------------------
     2.1 (1)     Articles of Incorporation of the Company.                                                     --
--------------------------------------------------------------------------------------------------------------------
     2.3 (1)     Code of Regulations of the Company.                                                           --
--------------------------------------------------------------------------------------------------------------------
     3.1 (1)     1995 Stock Option Plan of the Company dated October 17, 1995.                                 --
--------------------------------------------------------------------------------------------------------------------
     3.3 (3)     2000 Stock Option Plan of the Company dated August 7, 2000.                                   --
--------------------------------------------------------------------------------------------------------------------
     6.1 (1)     Consulting Agreement by and between the Company and Bob Binsky dated October 1, 1996.         --
--------------------------------------------------------------------------------------------------------------------
     6.2 (1)     Lease dated November 4, 1992 and Lease Modification Agreement dated October 26, 1995          --
                 for Suite 201, 280 Cozzins Street Columbus, Ohio
--------------------------------------------------------------------------------------------------------------------
     6.3 (4)     Shareholders Agreement by and among Bob Binsky, A Novo Americas, LLC and the Company          --
                 dated August 4, 2000.
--------------------------------------------------------------------------------------------------------------------
     6.4 (4)     Employment Agreement, between the Company and Bob Binsky dated August 4, 2000.                --
--------------------------------------------------------------------------------------------------------------------
     8.1 (4)     Investment Agreement by and between A Novo Americas LLC and the Company dated August          --
                 4, 2000.
--------------------------------------------------------------------------------------------------------------------
     8.2 (5)     Asset Purchase Agreement between A Novo Canada Enterprises Inc. and Les                       --
                 Telecommunications  Valsysteme Inc. and 9038-2847  Quebec Inc. and Jacques Franco dated
                 September 12, 2000.
--------------------------------------------------------------------------------------------------------------------
     10 (2)      Consent of Experts                                                                           S -2
--------------------------------------------------------------------------------------------------------------------

(1) Filed with the Securities and Exchange Commission as an exhibit to the issuer's registration statement on Form 10-SB (file no. 0-2311).
(2)  Filed herewith.
(3) To be filed with the Securities and Exchange Commission as an exhibit to the issuer's proxy statement for its annual meeting of shareholders scheduled to be held on February 14, 2001.
(4) Filed with the Securities and Exchange Commission as an exhibit to the issuer's quarterly report on Form 10-Q for the fiscal period ended June 30, 2000.
(5) Filed with the Securities and Exchange Commission as an exhibit to the issuer's interim report on Form 8-K dated September 25, 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 27, 2000

                      CABLE LINK, INC.



                      By:  /s/ Louis Brunel
                           ---------------------------------------------------
                           Louis Brunel, Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the issuer in the capacities indicated.

                  SIGNATURE                                         TITLE                               DATE
--------------------------------------------- ------------------------------------------------     -----------------
              /s/ Daniel Auzan                Chairman of the Board and Director                   December 27, 2000
---------------------------------------------
                Daniel Auzan

              /s/ Louis Brunel                President, Chief Executive Officer, and Director     December 27, 2000
--------------------------------------------- (Principal Executive Officer)
                Louis Brunel

             /s/ David E. Chisum              Chief Financial Officer                              December 27, 2000
--------------------------------------------- (Principal Financial and Accounting Officer)
               David E. Chisum

              /s/ Henri Triebel               Director                                             December 27, 2000
---------------------------------------------
                Henri Triebel

             /s/ Pierre Brodeur               Director                                             December 27, 2000
---------------------------------------------
               Pierre Brodeur

                                              Director                                             December   , 2000
---------------------------------------------
               Andre Kudelski

                                              Director                                             December   , 2000
---------------------------------------------
                 Bob Binsky

                                              Director                                             December   , 2000
---------------------------------------------
               John C. Wilson