Form 10KSB/A
period 2000-09-30
CABLE LINK INC
filed 2001-01-25
CIK 893139

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------

                                  FORM 10-KSB/A
[ ]                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
                                 _____________
                                       OR
[X]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THETRANSITION PERIOD FROM JANUARY 1, 2000 TO
                               SEPTEMBER 30, 2000.
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

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this Form 10K-SB and such disclosure will not be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part I or Part II of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenue for the 12 months ended September 30, 2000 was $10,865,748.

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

     The undersigned registrant hereby amends the answer above as to whether it has filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months to Yes from No pursuant to its filing of the Form 8-K/A as of January 23, 2000.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 25, 2001

                                     CABLE LINK, INC.



                                     By:   /s/ Louis Brunel
                                          ---------------------------------
                                           Louis Brunel, Chief Executive Officer
                                           and President