Form 10QSB
period 2000-12-31
CABLE LINK INC
filed 2001-02-14
CIK 893139

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                   FORM 10-QSB


[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000
                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.
              For the transition period from ________ to _________

                         COMMISSION FILE NUMBER 0-23111

                  CABLE LINK, INC. (DBA A NOVO BROADBAND, INC.)
                 (Name of Small Business Issuer in Its Charter)

          OHIO                                           31-1239657
(State of Incorporation)                    (I.R.S. Employer Identification No.)

3015 GREENE STREET, HOLLYWOOD, FLORIDA                     33020
(Address of Principal Executive Offices)                 (Zip Code)


                Issuer's telephone number, including area code:
                                 (954) 922-8776


      Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      The aggregate market value of the voting and non-voting common equity (which consists solely of shares of Common Stock) held by non-affiliates of the issuer as of January 31, 2001, computed by reference to the closing sales price of the issuer's Common Stock on the Nasdaq Bulletin Board on that date, was approximately $5,046,185.

      The number of shares of the issuer's Common Stock outstanding as of January 31, 2001 was 4,842,002.

      Transitional Small Business Disclosure Format.  Yes [X]  No [ ]

                   CABLE LINK, INC, DBA A NOVO BROADBAND, INC.
                                   FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000
                                      INDEX



                                                                                               PAGE
                                                                                              NUMBER

PART I.      FINANCIAL INFORMATION (UNAUDITED)

Item 1.      Consolidated Balance Sheets at December 31, 2000 and September 30, 2000             3

             Consolidated Statements of Operations for the Three Months Ended                    5
             December 31, 2000 and 1999

             Consolidated Statements of Cash Flows for the Three Months ended                    6
             December 31, 2000 and 1999

             Notes to Consolidated Financial Statements                                          7

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of          9
             Operations


PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings                                                                  15

Item 2.      Changes in Securities; Use of Proceeds                                             15

Item 3.      Defaults Upon Senior Securities                                                    15

Item 4.      Submission of Matters to a Vote of Security Holders                                15

Item 5.      Other Information                                                                  15

Item 6.      Exhibits and Reports on Form 8-K                                                   15

             SIGNATURES                                                                         16

                   CABLE LINK, INC, DBA A NOVO BROADBAND, INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                                                                           (AUDITED)
                                                                          DECEMBER 31,                   SEPTEMBER 30,
                                                                             2000                            2000
                                                                          ------------                   -------------
   CURRENT ASSETS
      Cash and cash equivalents..................................       $  6,569,393                     $  7,104,915
      Accounts receivable, net...................................          2,721,934                        2,508,590
      Inventories, net...........................................          1,516,894                        1,481,718
      Notes receivable, related parties..........................            211,982                          200,000
      Prepaid and other assets...................................            211,928                          160,324
      Deferred income taxes......................................             47,000                           47,000
                                                                        ------------                     ------------

        Total current assets.....................................         11,279,131                       11,502,547


    PROPETY AND EQUIPMENT, net...................................            701,901                          701,740


   OTHER ASSETS
      Notes receivable, related parties..........................            166,667                          200,000
      Goodwill, net..............................................          3,099,552                        3,167,411
      Deferred income taxes......................................            597,749                          641,000
      Other assets...............................................             93,162                           28,039
                                                                        ------------                     ------------

   TOTAL ASSETS                                                         $ 15,938,162                     $ 16,240,737
                                                                        ============                     ============


        See accompanying notes to the consolidated financial statements.

                   CABLE LINK, INC, DBA A NOVO BROADBAND, INC.
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                                           (AUDITED)
                                                                 DECEMBER 31,                            SEPTEMBER 30,
                                                                     2000                                    2000
                                                                 ------------                            -------------
   CURRENT LIABILITIES
      Current portion of long-term obligations .                $    189,913                             $    192,496
      Notes payable - bank .....................                        --                                    937,569
      Accounts payable .........................                   2,456,508                                1,911,285
      Accrued expenses .........................                     295,521                                  324,805
                                                                ------------                             ------------

        Total current liabilities ..............                   2,941,942                                3,366,155
                                                                ------------                             ------------


    LONG-TERM OBLIGATIONS ......................                     145,834                                  166,667
                                                                ------------                             ------------

        Total liabilities ......................                   3,087,776                                3,532,822
                                                                ------------                             ------------

   STOCKHOLDERS' EQUITY

      Common stock, no par value ...............                  13,507,535                               13,449,014
      Additional paid-in-capital ...............                     159,136                                  159,136
      Retained deficit .........................                    (816,285)                                (900,235)
                                                                ------------                             ------------

        Total stockholders' equity .............                  12,850,386                               12,707,915
                                                                ------------                             ------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..                $ 15,938,162                             $ 16,240,737
                                                                ============                             ============



        See accompanying notes to the consolidated financial statements.

                   CABLE LINK, INC, DBA A NOVO BROADBAND, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                     THREE MONTHS ENDED DECEMBER 31,
                                                           2000           1999
                                                     --------------   --------------
Revenues ...................................            $ 4,726,400   $ 2,260,213

Cost of sales ..............................              3,391,809     1,127,326
                                                        -----------   -----------

   Gross profit ............................              1,334,591     1,132,887


Selling, general and administrative expenses              1,310,663       703,264
                                                        -----------   -----------


   Income from operations ..................                 23,928       429,623


 Interest expense ..........................                  7,320        36,527
 Interest income ...........................                110,593          --
                                                        -----------   -----------


   Income before income taxes ..............                127,201       393,096
 Provision for taxes .......................                 43,251       370,529
                                                        -----------   -----------

   Income from continuing operations .......                 83,950        22,567
Discontinued operations:
   Loss from operations of discontinued
       division, net of tax benefit of
       $0 and $19,000 respectively .........                   --         (68,773)
   Loss on disposal of division, net of tax
       benefit of $0 and $266,000
       respectively ........................                   --        (982,110)
                                                        -----------   -----------

Net income (loss) ..........................            $    83,950   $(1,028,316)
                                                        ===========   ===========

Basic Earnings Per Share
   Income from continuing operations .......            $      0.02   $      0.01
   Loss on discontinued operations .........                   --           (0.62)
                                                        -----------   -----------
   Net income (loss) per share .............            $      0.02   $     (0.61)
                                                        ===========   ===========
   Weighted average shares outstanding .....              4,759,645     1,695,076
                                                        ===========   ===========

Diluted Earnings Per Share

   Income from continuing operations .......            $      0.02   $      0.01
   Loss on discontinued operations .........                   --           (0.61)
                                                        -----------   -----------
   Net income (loss) per share .............            $      0.02   $     (0.60)
                                                        ===========   ===========

   Weighted average shares outstanding .....              5,111,645     1,723,151
                                                        ===========   ===========


        See accompanying notes to the consolidated financial statements.

                   CABLE LINK, INC, DBA A NOVO BROADBAND, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           THREE MONTHS ENDED DECEMBER 31,
                                                                2000            1999
                                                           ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) .......................................   $    83,950    $  (912,316)
                                                            -----------    -----------
Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
   Depreciation and amortization ........................       140,798        162,355
   Loss on disposal of property and equipment ...........          --            7,199
   Provision for losses on receivables ..................        14,402         30,583
   Provision for inventory obsolescence .................        24,702           --
   Loan to former CEO repaid by bonus....................        33,333
   Deferred income taxes ................................        43,251        137,001
   Loss on disposal of division .........................          --          982,110
   (Increase) decrease in operating assets:
       Accounts receivable ..............................      (227,746)       281,903
       Income tax receivable ............................          --          (30,125)
       Inventories ......................................       (59,878)      (127,346)
       Prepaid and other assets .........................      (116,727)       111,886
   Increase (decrease) in operating assets:
       Accounts payable .................................       545,223       (349,562)
       Accrued warranty .................................          --          (33,993)
       Accrued expenses .................................       (29,284)        48,774
       Other ............................................          --           36,133
                                                            -----------    -----------
           Total adjustments ............................       433,197      1,256,918
                                                            -----------    -----------
Net cash provided by operating activities ...............       517,147        228,602
                                                            -----------    -----------
CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property and equipment ......................       (73,100)       (72,169)
Proceeds from disposal of property ......................          --            7,871
Increase in notes receivable ............................       (11,982)          --
Increase in other assets ................................       (65,123)          --
                                                            -----------    -----------
Net cash used in investing activities ...................      (150,205)       (64,298)
                                                            -----------    -----------
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options and warrants ....        58,521           --
Net payments on obligations .............................      (960,985)       (81,763)
                                                            -----------    -----------
Net cash used in financing activities ...................      (902,464)       (81,763)
Net increase (decrease) in cash and cash equivalents ....      (535,522)        82,541
Cash and cash equivalents at beginning of period ........     7,104,915        130,572
                                                            -----------    -----------
Cash and cash equivalents at end of period ..............   $ 6,569,393    $   213,113
                                                            ===========    ===========


        See accompanying notes to the consolidated financial statements.

                   CABLE LINK, INC, DBA A NOVO BROADBAND, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  BASIS OF PRESENTATION

The accompanying consolidated financial statements, which should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the period ended September 30, 2000, are unaudited (except for the September 30, 2000 consolidated balance sheet, which was derived from the Company's audited financial statements), but have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

Operating results for the three months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year ending September 30, 2001.

2.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                                          DECEMBER 31
                                                       2000         1999
                                                   ----------   ----------

NUMERATOR:
    Income from continuing operations ....         $   83,950   $   22,567
                                                   ==========   ==========

DENOMINATOR:
Denominator for basic earnings per share -
   Weighted-average shares outstanding ...          4,759,645    1,695,076
Effect of dilutive securities:
Employee stock options ...................            313,575       28,075
                                                   ----------   ----------


Denominator for diluted earnings per share          5,073,220    1,723,151
                                                   ==========   ==========


Basic  earnings per share ................         $     0.02   $     0.01
                                                   ==========   ==========


Diluted  earnings per share ..............         $     0.02   $     0.01
                                                   ==========   ==========

3.  NOTES PAYABLE

The Company satisfied an indebtedness to a commercial bank in October 2000, pursuant to its guarantee of indebtedness of Auro Computer Services (our former subsidiary whose operations ceased in February 2000), which was reflected as a liability in our balance sheet as of September 30, 2000.

4.  LEASES

The Company has entered into long-term lease agreements for new service centers in Los Angeles, California and Hollywood, Florida. The lease agreement in Los Angeles is for a five year term, expiring in November of 2005, and has minimum lease payments of $978,360. The lease agreement in Hollywood also is for a five year term, expiring in February 2006, and has minimum lease payments of $921,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Transitional Report on Form 10-KSB for Fiscal Periods ended September 30, 2000 (the "2000 Annual Report.") The Company believes that all necessary adjustments (consisting only of normal recurring adjustments) have been included in the amounts stated below as necessary to present fairly the following quarterly information. Quarterly operating results have varied significantly in the past and can be expected to vary in the future. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year.

OVERVIEW

       Cable Link, Inc. ("we" or the "Company") now operates under the name "A Novo Broadband, Inc." Our decision to change our name reflects a fundamental change in our business plan with the objective of establishing a comprehensive equipment servicing business directed to the commercial broadband equipment market. We are now adapting and expanding our operations to enable us to offer a range of equipment repair and maintenance services to manufacturers of decoders, linegear, cable modems and other equipment used in the delivery of broadband signals and to the operators of the systems in North America that employ this equipment. We are taking this step in anticipation of a dramatic shift of broadband transmission services from analog to digital format which has already begun in the United States and Canada and which has been underway in Europe for nearly four years. Based on our plan, we believe we can seize a significant early share of the service and repair market that industry sources estimate will grow to $1 billion annually in the U.S. alone by the year 2005.

       Our plan is based on the introduction of high volume processing techniques and proprietary information management software that have been implemented successfully in Europe and are available to us through our new relationship with the group of companies led by A Novo S.A. We believe that these resources, in combination with our new management team, expanded capital, existing skilled labor force, technical knowledge base, and industry relationships will enable us to become the primary equipment service provider to an expanded broadband equipment market in North America.

       We plan to continue to function as a distributor and marketer of new and refurbished broadband equipment, primarily in secondary and international markets. During our fiscal year ending September 30, 2001, we expect to derive a significant portion of our revenues from these activities. The equipment we currently sell and service for manufacturers and system operators includes analog converters and digital decoders, cable and DSL modems, linegear, headend, power generators and power supplies, and test equipment. Our capabilities to deal with used equipment should help to foster relationships with many of the large system operators we will continue to target as customers. Over the next several years, we anticipate that our relatively low-margin equipment sales activities will represent a decreasing portion of our total revenues as our volume in repair and related services increases and these functions come to provide our principal revenue source.

       A primary focus of our efforts to achieve a significant share of the broadband equipment servicing market will be the capture of digital warranty service authorizations from manufacturers. We regard it as unlikely that any manufacturer will enter into warranty service arrangements with more than one or two established service operations in North America. To encourage manufacturers to grant us these authorizations, we plan to create comprehensive servicing arrangements with them and the system operators who use their equipment. We anticipate that these arrangements will be based upon a core of services consisting of:

- screening, testing and profiling new equipment on behalf of manufacturers prior to initial installation; and

- calibrating, repairing, upgrading and maintaining the equipment as an authorized warranty service center on behalf of manufacturers and under post-warranty arrangements on behalf of system operators.

       In conjunction with these core services, we expect to offer a variety of asset management and logistics functions, including tracking of customer inventory (by monitoring the warranty and upgrade status of individual units of equipment on a real time basis), and receiving, storing, packing and shipping new and used customer assets to multiple locations.

       We are encouraged in our expectations of an expanding market for our services by outsourcing decisions already made at some of the major equipment manufacturers. We believe these decisions have been based on the stresses of meeting current demand for their equipment and on the remote and decentralized locations of their manufacturing plants. To attract outsourcing business, we intend to demonstrate a capacity that offers manufacturers and operators significant efficiencies and economies of scale. This requires, among other things, that we maintain a network of regional service centers. As a result of acquisitions and developments since August 2000, we already offer service from regional service centers in Florida, Ohio, California and Montreal, Canada. We plan to expand this network as needed by acquiring or opening additional facilities in other appropriate locations.

       We are currently approved as an "In-Warranty Service Center"

       - by Scientific Atlanta for digital decoders in Canada and for advanced analog decoders, analog converters, and remote controls in Canada and the United States,

       - by Motorola for analog decoders, analog converters, remote controls, linegear and headend equipment in Canada,

       -      by Lindsay and ANTEC for linegear in Canada,

       -      by Blonder Tongue for headend in Canada,

       -      by Alpha Technologies for power supplies in the United States,

       -      by Powerguard for power supplies in Canada, and

       -      by Sadelco for test equipment.

       Our principal customers among broadband system operators currently include Adelphia, AT&T Broadband, Ameritech New Media, Cablevision, Charter, Comcast, Insight Communications, Time Warner and Videotron.

       We currently distribute certain power supply and other products for Alpha Technologies, ADC Telecom, Aegis and Times Fiber to customers outside the United States.

RECENT DEVELOPMENTS

       We have recently signed the following service agreements which confirm the focus of our new business plan.

       VIDEOTRON, LTEE - We have signed a service agreement with Videotron to provide service for out-of-warranty digital decoders. Under terms of an existing agreement with Scientific-Atlanta, A Novo is the only authorized service center in Canada for SA digital decoders in-warranty work. Videotron, based in Montreal, is the third largest cable television operator in Canada with 1.6 million customers.

       ALPHA TECHNOLOGIES, INC. - We have signed a Service Center Agreement with Alpha to provide service and support throughout the United States, which expands our activities from the existing Regional arrangement. Alpha, based in Bellingham, Washington, is the leading manufacturer of power supplies which provide critical power conditioning and emergency back-up power to cable television delivery networks. Alpha has nearly one million power installations worldwide.

       ADELPHIA COMMUNICATIONS CORP. - We have signed an Asset Management Services Agreement with Adelphia to provide asset management and transfer services, including warehousing, inventory, repair and sale of Adelphia analog products. Adelphia, based in Coudersport, Pennsylvania is a cable system operator with more than 5.5 million residential customers.

       AMERITECH NEW MEDIA, INC. - We have signed an exclusive service agreement with Ameritech New Media, which authorizes us to repair their converters, headend, power supplies and linegear in the United States. Ameritech, based in Chicago, Illinois provides cable to more than 300,000 customers in over 100 communities containing 1.9 million households in the Chicago, Cleveland, Detroit, and Columbus, Ohio metropolitan areas.

FORWARD LOOKING STATEMENTS

       Certain statements in this report are forward-looking statements regarding future events or future financial performance. These statements are subject to a number of risks and other factors which could cause actual results to differ materially from those anticipated by the forward-looking statements. Among such factors are industry development (including delays in the rate at which digital broadband services are introduced in our markets), competition (including direct competition by equipment suppliers and broadband system operators), customer acceptance of and demand for our services, technological developments which may render our services obsolete or unnecessary, availability of financing and our ability to expand our facilities and manage growth and change, general business and economic conditions, and our likely increasing dependence on new information systems. Reference is made to our 2000 Annual Report for further information regarding such factors and other risks affecting our business. Forward-looking statements are necessarily dependent upon assumptions, estimates and data that are uncertain. No assurance can be given that the anticipated results will be achieved, and future results may in fact differ materially from those anticipated.

RESULTS OF OPERATIONS

       The following table contains certain amounts, expressed as a percentage of net sales, reflected in the Company's consolidated statements of income for the three months ended December 31, 2000 and 1999:


                                             THREE MONTHS ENDED
                                                 DECEMBER 31
                                                2000     1999
                                             -------   --------

Revenues .................................     100.0%  100.0%

Cost of revenues .........................      71.8    49.9
                                               -----   -----

Gross profit .............................      28.2    50.1

Selling, general & administrative
  expenses................................      27.7    31.1
                                               -----   -----

Income from operations ...................       0.5    19.0

Interest expense .........................       0.1     1.6

Interest income ..........................       2.3     0.0
                                               -----   -----

Net income before tax ....................       2.7    17.4

Provision for income tax .................       0.9    16.4
                                               -----   -----

Income from continuing operations ........       1.8     1.0
                                               =====   =====

THREE MONTHS ENDED DECEMBER 31, 2000 RESULTS COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1999
       (Due to the recent change in our fiscal year end to September 30, the three month period ended December 31, 2000 is the first quarter of our new 2001 fiscal year, while the three months ended December 31, 1999 was the last quarter of our 1999 fiscal year. For convenience, we refer to the three months of 1999 as the first quarter of our 2000 fiscal year.)

SALES

       Our revenues for the first quarter of fiscal 2001 increased $2.4 million, or 109%, over the same quarter for fiscal 2000. We record our revenues in three categories: repair and refurbishment, logistics and asset management, and brokerage and distribution. Repair and refurbishment activities are related by the process that generates the revenue - our service technicians modify equipment. The distinction between the two is that we repair equipment owned by others, we refurbish equipment that we have purchased and intend to resell. Logistics and asset management are services that we provide manufacturers and system operators to optimize the deployment of their equipment and to provide efficient distribution and storage of their equipment. Brokerage and distribution revenue is generated from the sale of equipment to others. Our distribution revenue is derived by the sale of new equipment, which we have purchased and inventoried in anticipation of reselling. Brokerage revenue is generated by purchase of new or used equipment for which we have an immediate resale opportunity. Generally, we take title to the equipment, but not possession of this equipment.

       During the 2001 period we generated 66%, or $3.2 million, of our revenues from brokerage and distribution sales. Brokerage sales during fiscal 2000 were 30%, or $676,000, of our revenue and there were no distribution sales. Sales from refurbishment and repair during the 2001 quarter were $1.5 million, or 32% of revenue, compared to $1.6 million and 70% of revenue during the same period in the prior fiscal year. However, repair revenue, which is the focus of new operating plan, doubled from $248,000 last year to $462,000 during the current year's quarter.

       Our new business plan is focused on increasing repair revenue generated by our relationships with the manufacturers of equipment for the broadband market and the operators that use them. Brokerage and distribution sales are currently necessary to sustain existing relationships and develop new relationships with system operators. Additionally, we expect these revenues to provide needed cash flow to assist in funding our new business plan. Currently, we are only capable of providing major repair for digital decoders in our service center in Montreal. We are rapidly duplicating the processes currently in place in our service center in Montreal in our remaining service centers, to ensure that we can provide these services at all of our locations by the end of our current fiscal year.

COST OF GOODS SOLD

       The cost of revenues for the first quarter of fiscal 2001 was 72%, compared to 50% of revenues for fiscal 2000. This decrease in gross margin percentage is a result of two factors. The gross margin generated by brokerage and distribution sales is much lower than the gross margin generated by the sale of refurbished equipment or by revenue from equipment repairs. Sixty six percent of our revenue in the 2001 quarter was generated by brokerage and distribution sales, compared to 2000 when we realized 59% of our revenue from refurbished equipment sales at much higher margins. Adding to this disparity is that fact that the sales of refurbished equipment during 2000 yielded unusually high margins for that type of revenue. Comparable results for refurbished equipment sales would be difficult to achieve in any period.

       We have expanded our service capacity by adding service centers in Los Angeles, Montreal and Hollywood, Florida during the past six months. Direct labor expenses associated with each of these new locations is recognized in costs of goods sold for the fiscal 2001 period, although we have not begun to realize our full service potential at any of these locations.

OPERATING EXPENSES

       Operating expenses in the 2001 quarter increased $600,000, or 86%, over the previous year. This increase is directly attributable to our three new service centers which generated $615,000 of operating expenses during the period. Additionally, we have expanded our executive staff in anticipation of greater needs associated with our new business plan. Operating expenses at our Columbus location decreased year over year.

INCOME TAX PROVISION

       The effective tax rate on continuing operations was 34% for the 2001 quarter. Due to nonrecurring events and the adjustment of deferred tax assets at the close on December 31, 1999, the effective tax rate for the quarter ended on that date was 94%. This anomaly was due largely to the discontinuance of Auro's operations (see below) which resulted in the write off of goodwill, which was not deductible for tax purposes.

       We have not recorded any valuation allowance against our deferred tax assets, because it is management's belief that we will realize profits in the near term that will fully utilize our net operating loss carryforwards.

DISCONTINUED OPERATIONS

       In February 2000, we discontinued the business of Auro. We recorded a charge for the expected loss on disposition of Auro's assets, net of tax effects, as of the end of the prior fiscal year, which was then December 31, 1999. The assets were written down to their estimated net realizable values. We do not anticipate any further related adverse impact on our operating results. Pursuant to an outstanding guarantee, we satisfied Auro's indebtedness to a commercial bank in October 2000. This indebtedness was reflected as a liability on our balance sheet as of September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

       For the past three years, we have satisfied our operating cash requirements principally through cash flow from operations and borrowings under a line of credit. In the three months ended December 31, 2000, we had available $481,000 of cash from operations. We spent $73,000 for equipment purchases, primarily for testing equipment.

       We currently have a $1.5 million revolving line of credit with our commercial bank under an arrangement that expires on September 30, 2001. The line of credit provides for interest at the bank's prime rate plus 2%. At September 30, 2000, there was a balance of $937,000 owed to the bank, which was paid in full in October 2000.

       We believe that cash flow from operations, our existing cash resources, and funds available under our line of credit will be adequate to meet our working capital and capital expenditure needs for the 2001 fiscal year. We expect to spend at least $3.0 million on capital expenditures during this fiscal year, primarily to improve our equipment capabilities for servicing digital broadband equipment and to provide furniture and fixtures and computer equipment for our expanded facilities in Hollywood, Los Angeles, and Montreal and an anticipated move to new facilities in Columbus.

       An important element of our business strategy has been, and continues to be, the acquisition of similar businesses and the integration of such businesses into our existing operations. Such future acquisitions, if they occur, may require that we obtain additional funds. We would expect to seek such funds through private or public sales of additional equity securities or debt instruments.

CONTINGENCIES

       We are a party from time to time to ordinary litigation incidental to our business, none of which is expected to have a material adverse effect on the results of operations, financial position or liquidity of the Company.

                   CABLE LINK, INC, DBA A NOVO BROADBAND, INC.
                           PART II. OTHER INFORMATION



Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities; Use of Proceeds

         None.

Item 3. Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

a.       Exhibits

         2.1 Articles of Incorporation of the Company. (Filed with the SEC as an exhibit to the issuer's registration statement on Form 10-SB (file no. 0-2311).)

         2.3 Code of Regulations of the Company. (Filed with the SEC as an exhibit to the issuer's registration statement on Form 10-SB (file no. 0-2311).)

b.     Reports on Form 8-K

       The issuer filed a Current Report on Form 8-K dated November 3, 2000, reporting under Item 5 the adoption of a proposal to do business under the assumed name "A Novo Broadband, Inc." and a change in the issuer's fiscal year end from December 31 to September 30.

                   CABLE LINK, INC, DBA A NOVO BROADBAND, INC.
                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    Cable Link, Inc, dba A Novo Broadband, Inc.



Date:    February 12, 2001          By:  /s/ David E. Chisum
                                       ----------------------------------------
                                       David E. Chisum
                                       Chief Financial Officer (Duly Authorized
                                       Officer and Principal Financial Officer)