Form 10QSB
period 2001-03-31
CABLE LINK INC
filed 2001-05-14
CIK 893139

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                   FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
       For the transition period from ________ to _________

                         COMMISSION FILE NUMBER 0-23111

                             A NOVO BROADBAND, INC.
                 (Name of Small Business Issuer in Its Charter)

         DELAWARE                                      31-1239657
 (State of Incorporation)                  (I.R.S. Employer Identification No.)

   3015 GREENE STREET, HOLLYWOOD, FLORIDA                 33020
  (Address of Principal Executive Offices)              (Zip Code)


Issuer's telephone number, including area code:       (954) 922-8776

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The aggregate market value of the voting and non-voting common equity (which consists solely of shares of Common Stock) held by non-affiliates of the issuer as of April 30, 2001, computed by reference to the closing sales price of the issuer's Common Stock on the Nasdaq Bulletin Board on that date, was approximately $6,136,331.

     The number of shares of the issuer's Common Stock outstanding as of April 30, 2001 was 4,844,002.

     Transitional Small Business Disclosure Format. Yes [X]  No [ ]

                             A NOVO BROADBAND, INC.
                                   FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
                                      INDEX


                                                                                                   PAGE
                                                                                                  NUMBER
PART I.         FINANCIAL INFORMATION (UNAUDITED)

Item 1.         Consolidated Balance Sheets at March 31, 2001 and September 30, 2000                3

                Consolidated Statements of Operations for the Three and Six Months
                Ended March 31, 2001 and 2000                                                       5

                Consolidated Statements of Cash Flows for the Six Months ended March 31,            6
                2001 and 2000

                Notes to Consolidated Financial Statements                                          7

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of          9
                Operations


PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings                                                                  16

Item 2.         Changes in Securities; Use of Proceeds                                             16

Item 3.         Defaults upon Senior Securities                                                    16

Item 4.         Submission of Matters to a Vote of Security Holders                                16

Item 5.         Other Information                                                                  16

Item 6.         Exhibits and Reports on Form 8-K                                                   17

                SIGNATURES                                                                         18

                             A NOVO BROADBAND, INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                                          MARCH 31,           SEPTEMBER 30,
                                                                            2001                  2000
                                                                       -------------          -------------
   CURRENT ASSETS
      Cash and cash equivalents................................         $  5,915,508          $  7,104,915
      Accounts receivable, net.................................            2,468,458             2,508,590
      Inventories, net.........................................            1,595,851             1,481,718
      Notes receivable, related parties........................              200,000               200,000
      Prepaid and other assets.................................              223,256               160,324
      Deferred income taxes....................................               47,000                47,000
                                                                        ------------          ------------
        Total current assets...................................           10,450,073            11,502,547

   PROPERTY AND EQUIPMENT, net                                               968,036               701,740

   OTHER ASSETS
      Notes receivable, related parties........................               95,083               200,000
      Goodwill, net............................................            3,094,656             3,167,411
      Deferred income taxes....................................              595,639               641,000
      Other assets.............................................               97,539                28,039
                                                                        ------------          ------------
   TOTAL ASSETS                                                          $15,301,026           $16,240,737
                                                                        ============          ============

        See accompanying notes to the consolidated financial statements.

                             A NOVO BROADBAND, INC.
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                       MARCH 31,          SEPTEMBER 30,
                                                                         2001                 2000
                                                                      ----------         --------------
   CURRENT LIABILITIES
      Current portion of long-term obligations                          $   190,008          $  192,496
      Notes payable - bank...................................                     -             937,569
      Accounts payable.......................................             1,913,137           1,911,285
      Accrued payroll and related taxes......................               210,526             324,805
                                                                   ----------------     ---------------
        Total current liabilities............................             2,313,671           3,366,155

    LONG-TERM OBLIGATIONS....................................               130,161             166,667
                                                                   ----------------     ---------------
        Total liabilities....................................             2,443,832           3,532,822
                                                                   ----------------     ---------------

   STOCKHOLDERS' EQUITY
      Common stock, no par value.............................            13,513,285          13,449,014
      Additional paid-in-capital.............................               159,136             159,136
      Retained deficit.......................................              (815,227)           (900,235)
                                                                   ----------------     ---------------

        Total stockholders' equity                                       12,857,194          12,707,915
                                                                   ----------------     ---------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................           $15,301,026         $16,240,737
                                                                   ================     ===============


        See accompanying notes to the consolidated financial statements.

                             A NOVO BROADBAND, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                               MARCH 31,                           MARCH 31,
                                                        2001              2000              2001            2000
                                                     ----------        ----------       ----------       ----------
Revenues......................................       $3,996,083        $2,078,664       $8,722,483       $4,338,877
Cost of sales.................................        2,905,338         1,225,747        6,297,147        2,353,073
                                                ---------------   ---------------   --------------   --------------
   Gross profit...............................        1,090,745           852,917        2,425,336        1,985,804
Selling, general and administrative expenses.         1,432,005           798,649        2,742,668        1,501,913
                                                ---------------   ---------------   --------------   --------------
Income (loss) from operations                          (341,260)           54,268         (317,332)         483,891
Interest expense..............................          (14,042)          (13,019)         (21,362)         (49,546)
Interest income...............................           85,721               273          196,314              273
                                                ---------------   ---------------   --------------   --------------
Income (loss) before income taxes.............         (269,581)           41,522         (142,380)         434,618
Benefit from (provision for)  income taxes....           90,409              --.            47,158         (370,529)
                                                ---------------   ---------------   --------------   --------------
   Income (loss) from continuing operations...         (179,172)           41,522          (95,222)          64,089
Discontinued operations:
   Loss from operations of discontinued
       division, net of tax benefit of $19,000.               -                 -                -         (68,773)
   Gain (loss) on disposal of division, net of
       tax (provision) or benefit of
       ($93,000), ($93,000) and $266,000
       respectively...........................          180,230           225,922          180,230         (756,288)
                                                ---------------   ---------------   --------------   --------------

Net income (loss).............................          $ 1,058         $ 267,344         $ 85,008       $ (760,972)
                                                ===============   ===============   ==============   ==============

Basic Earnings Per Share
   Income (loss)  from continuing operations..           $(0.04)           $ 0.02           $(0.02)          $ 0.04
   Gain (loss) on discontinued operations.....           $ 0.04            $ 0.11           $ 0.04           $(0.52)
                                                ---------------   ---------------   --------------   --------------
   Net income (loss) per share................           $.0.00            $ 0.13           $ 0.02           $(0.48)
                                                ===============   ===============   ==============   ==============

   Weighted average shares outstanding .......        4,843,624         1,697,078        4,801,635        1,696,077
                                                ===============   ===============   ==============   ==============

Diluted Earnings Per Share
   Income (loss) from continuing operations...           $(0.04)            $0.02           $(0.02)          $ 0.03
   Income (loss) on discontinued operations ..           $ 0.04             $0.09           $ 0.04           $(0.48)
                                                ---------------   ---------------   --------------   --------------
   Net income (loss) per share................           $ 0.00             $0.11           $ 0.02           $(0.45)
                                                ===============   ===============   ==============   ==============

   Weighted average shares outstanding........        4,843,624         1,916,404        4,801,635        1,814,771
                                                ===============   ===============   ==============   ==============



        See accompanying notes to the consolidated financial statements.

                             A NOVO BROADBAND, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             SIX MONTHS ENDED MARCH 31,
                                                                            2001                   2000
                                                                      -------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)...........................................                $85,008              $(760,972)
                                                                      -------------          -------------
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Depreciation and amortization............................                224,605                217,657
   Loss on disposal of property and equipment...............                     --                  7,199
   Provision for losses on receivables......................                 34,625                 30,583
   Provision for inventory obsolescence.....................                 37,446                     --
   Loan to former CEO repaid by bonus.......................                104,917                     --
   Deferred income taxes....................................               (47,485)                  3,888
   Loss (gain) on disposal of division......................              (180,230)                825,061
   (Increase) decrease in operating assets:
       Accounts receivable..................................                  5,507                917,974
       Income tax receivable................................                     --                 46,815
       Inventories..........................................               (151,579)                10,455
       Prepaid and other assets.............................               (132,432)                52,894
   Increase (decrease) in operating liabilities:
       Accounts payable.....................................                274,928               (118,102)
       Accrued expenses.....................................               (114,279)              (221,201)
                                                                      -------------          -------------
           Total adjustments................................                 56,023              1,773,223
                                                                      -------------          -------------
Net cash provided by operating activities...................                141,031              1,012,251
                                                                      -------------          -------------
CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property and equipment..........................               (418,146)              (128,767)
Proceeds from disposal of property..........................                     --                  8,546
                                                                      -------------          -------------
Net cash used in investing activities.......................               (418,146)              (120,221)
                                                                      -------------          -------------
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options and warrants........                 64,271                 24,507
Net borrowings (payments) on obligations....................               (976,563)              (914,965)
                                                                      -------------          -------------
Net cash used in financing activities.......................               (912,292)              (890,458)
                                                                      -------------          -------------
Net increase (decrease) in cash and cash equivalents........             (1,189,407)                 1,572
Cash and cash equivalents at beginning of period............              7,104,915                130,572
                                                                      -------------          -------------
Cash and cash equivalents at end of period..................             $5,915,508               $132,144
                                                                      =============          =============

        See accompanying notes to the consolidated financial statements.

                             A NOVO BROADBAND, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying consolidated financial statements for the period ended March 31, 2001 are unaudited (except for the September 30, 2000 consolidated balance sheet, which was derived from the Company's audited financial statements), and should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Transitional Report on Form 10-KSB for the 12 months ended September 30, 2000, but have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

Operating results for the three and six months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year ending September 30, 2001.

2.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                                  THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                       MARCH 31,                        MARCH 31,
                                                  2001            2000             2001             2000
                                               ------------    ----------      -----------       ------------
Numerator:
Income (loss) from continuing operations....   $   (179,172)     $ 41,522       $  (95,222)       $    64,089
                                               ============    ==========      ===========       ============

Denominator:
Denominator for basic earnings per share
   Weighted-average shares outstanding......      4,843,624     1,697,078        4,801,635          1,696,077


Effect of dilutive securities:
Employee stock options......................             --       219,326               --            118,694
                                               ------------    ----------      -----------       ------------

Denominator for diluted earnings per share..      4,843,624     1,916,404        4,801,635          1,814,771
                                               ============    ==========      ===========       ============

Basic  earnings (loss) per share............   $      (0.04)     $   0.02       $    (0.02)       $      0.04
                                               ============    ==========      ===========       ============

Diluted  earnings (loss) per share..........   $      (0.04)     $   0.02       $    (0.02)       $      0.03
                                               ============    ==========      ===========       ============

3.       NOTES PAYABLE

Pursuant to a guaranty, in October 2000 the Company satisfied an indebtedness of Auro Computer Services to a commercial bank. Auro is a subsidiary whose operations were ceased in February 2000. The indebtedness was reflected as a liability in the Company's balance sheet as of September 30, 2000.

4.       LEASES

The Company has entered into lease agreements for new service centers in Los Angeles, California, Hollywood, Florida, and Columbus, Ohio. The lease terms are for five, five and eight years, expiring in 2005, 2006 and 2009 respectively.

5.       SUBSEQUENT EVENT

The Company's line of credit with its former commercial bank expired on March 31, 2001. On April 26, 2001, the Company entered into a new loan agreement with its new commercial bank to provide a $1.5 million revolving line of credit. The Company has pledged its inventories and accounts receivable as security for the line of credit. The loan will bear interest at a rate of prime plus 1% and expires on January 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Transitional Report on Form 10-KSB for the 12 months ended September 30, 2000. Quarterly operating results have varied significantly in the past and can be expected to vary in the future. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year.

OVERVIEW

     A Novo Broadband, Inc., ("We" or "The Company") was formerly known as Cable Link, Inc. We changed our name and reincorporated in Delaware in February 2001, and at that time we changed our ticker symbol on the NASDAQ Bulletin Board to ANVB. Our decision to change our name reflects a fundamental change in our business plan to direct our business towards the service and repair of broadband equipment. We are now adapting and expanding our operations to enable us to offer services to manufacturers of broadband equipment and to the operators of the systems in North America that employ this equipment. We are taking this step in anticipation of a shift of broadband services from analog to digital format in the United States and Canada. Our goal is to seize a significant early share of the service and repair market that we estimate will generate in excess of $1 billion in revenue in the U.S. and Canada by the year 2005.

     Our operational model is based on high volume processing techniques that have been implemented successfully in Europe and the implementation of proprietary information management software. Certain of these techniques are available to us as a result of our relationship with the Paris-based A Novo Group, which became an affiliate of the Company in August 2000. A Novo Group's experience has been gained by the transition to digital signal delivery in Europe, which was begun over four years ago. We believe that the resources we receive from A Novo Group, in combination with our new management team, expanded capital, existing skilled labor force, technical knowledge base, and industry relationships will enable us to become the primary service provider to the broadband equipment industry in North America.

     As we prepare our service centers to have the technical resources to service and repair digital equipment, we plan to continue to function as a broker and distributor of new and refurbished broadband equipment, primarily in secondary and international markets. During our fiscal year ending September 30, 2001, we expect to derive a significant portion of our revenues from these activities. Revenue from these activities is subject to significant risks, however, because it depends on potentially volatile levels of capital expenditures by the system operators who access the surplus equipment market. The equipment we currently sell and service for manufacturers and system operators includes analog converters and cable and DSL modems, linegear, headend, power generators and power supplies, and test equipment. We believe that our capabilities to deal with used and surplus equipment should help to foster relationships with many of the large system operators we are targeting as customers for digital repair. Over the next several years, we anticipate that our relatively low-margin equipment sales will represent a decreasing portion of our total revenues as our volume in repair and related services increases and provides the majority of our revenues.

     To capture digital warranty service authorizations, we are creating comprehensive servicing arrangements with both equipment manufacturers and system operators. These arrangements are to be based upon a core of services consisting of:

- screening, testing and profiling new equipment on behalf of manufacturers prior to initial installation; and
- repairing, calibrating, upgrading and maintaining the equipment as an authorized warranty service center with manufacturers and under post-warranty arrangements with of system operators.

     In conjunction with these core services, we expect to offer a variety of other services to our customers. These services will include asset management and logistics functions, which will allow the tracking of customer inventory by monitoring the warranty and upgrade status of individual units of equipment on a real time basis, and receiving, storing, packing and shipping new and used customer assets to multiple locations.

     We believe that equipment manufacturers will elect to outsource these services to focus on design, research and development, and manufacturing. Generally, their manufacturing facilities are not designed to accommodate repair functions. These facilities are designed to assemble equipment, as opposed to take the equipment apart for repair. The manufacturing plants are typically located outside of the U.S., which provides favorable labor rates, but makes it difficult for them to respond quickly to the demands of after sales customer support. The repair of digital equipment is quite complex and requires significant capital investment. In light of these factors, we expect manufacturers to capitalize on the economies of scales and efficiencies they can achieve through outsourcing. Many of them have already recognized the benefits of outsourcing the manufacturing process, and we are receiving favorable responses to our proposals for outsourcing repairs.

In-Warranty Repair:
-------------------
We are currently approved as an "In-Warranty Service Center" by:

- Scientific Atlanta for digital decoders and for advanced analog decoders, analog converters, remote controls, linegear and headend equipment in Canada and the United States,
- Pace MicroTechnology for digital decoders and DSL modems in all of North America,
- Motorola (General Instruments) for analog decoders, analog converters, remote controls, linegear and headend equipment in Canada,
-    Lindsay for linegear in Canada,
-    ANTEC for linegear in Canada,
-    Blonder Tongue for headend in Canada,
-    Alpha Technologies for power supplies in the United States,
-    Powerguard for power supplies in Canada, and
-    Sadelco for test equipment.

Out-of-Warranty/Broadband Operators Repair:
-------------------------------------------
Our principal customers among broadband system operators currently include

-   Adelphia,
-   AT&T Broadband,
-   Ameritech New Media,
-   Cablevision,
-   Charter,
-   Comcast,
-   Insight Communications,
-   Time Warner, and
-   Videotron.

     We currently distribute certain power supply and other broadband equipment for Alpha Technologies, ADC, Aegis and Times Fiber to customers outside the United States.

LAUNCH OF DIGITAL REPAIR

     We expect to begin processing digital equipment in our Montreal facility during our third fiscal quarter. This represents a significant accomplishment due to the complexity of the process and the various levels of detail involved with communicating with the manufacturers regarding the digital equipment. Following the completion of the installation of digital repair capabilities in Montreal, we will implement digital repair capabilities in our other service centers, a process we expect to complete this fiscal year.

RECENT DEVELOPMENTS

     During the current fiscal year, we have established service agreements with the following manufacturers and operators:

- Pace MicroTechnology - We were recently approved as an in and out of warranty service center for Pace MicroTechnology. Known more for their market penetration in Europe, Pace has recently announced that they will be delivering in excess of 1 million digital decoders to Time Warner and Comcast in the U.S. We anticipate generating revenue from this agreement in our third quarter.
- Adelphia - We announced a contract to provide asset management for Adelphia. Adelphia is a large cable operator, serving approximately 5.5 million subscribers in the U.S. We began recognizing revenue from this contract during the second quarter.
- Ameritech New Media - We received a contract with AmeriTech, a cable operator in the Midwest U.S. serving approximately 300,000 homes, to provide out of warranty repair for a five year period.
- Videotron - We announced an agreement to provide out of warranty repair services for Videotron, the third largest cable operator in Canada.

RESULTS OF OPERATIONS

         The following table contains certain amounts, expressed as a percentage of net sales, reflected in our consolidated statements of income for the three and six months ended March 31, 2001 and 2000:


                                                      THREE MONTHS ENDED              SIX MONTHS ENDED
                                                           MARCH 31,                      MARCH 31,
                                                    2001            2000          2001            2000
                                                --------------  -------------  ------------   -------------
Revenues ..................................         100.0          100.0         100.0           100.0
Cost of revenues ..........................          72.7           59.0          72.2            54.2
                                                --------------  -------------  ------------   -------------
Gross profit ..............................          27.3           41.0          27.8            45.8
Selling, general & administrative expenses           35.8           38.4          31.5            34.6
                                                --------------  -------------  ------------   -------------
Income from operations ....................          (8.5)           2.6          (3.7)           11.2
Interest expense ..........................          (0.4)          (0.6)         (0.2)           (1.1)
Interest income ...........................           2.1            0.0           2.3             0.0
                                                --------------  -------------  ------------   -------------
Net income before tax .....................          (6.8)           2.0          (1.6)           10.1
(Provision) for benefit from income tax....           2.3            0.0           0.5            (8.6)
                                                --------------  -------------  ------------   -------------
Income from continuing operations. ........          (4.5)           2.0          (1.1)            1.5
                                                ==============  =============  ============   =============


THREE MONTHS ENDED MARCH 31, 2001 RESULTS COMPARED TO THREE MONTHS ENDED MARCH 31, 2000 (ALL REFERENCES TO YEARS ARE TO FISCAL YEARS)

SALES

         Our revenues for the second quarter of 2001 increased $1.9 million, or 92%, over the same quarter for 2000. During 2001, we generated 71%, or $2.8 million, of our revenues from sales of brokerage and distribution, compared to 19%, or $392,000, of our revenue during 2000. Sales of refurbished equipment during 2001 were $554,000, or 14% of revenue, compared to $1.5 million, or 71% of revenue, last year. Revenues from repair activities increased 139% from $208,000 last year to $500,000 during the current quarter. We recorded $100,000 of revenue from logistics during the current quarter compared to none last year. We believe that the decrease in revenue from the sales of refurbished equipment was due to the downturn in the economy during the quarter, which resulted in the reduction of capital spending by broadband operators.

         Our new business plan is focused on increasing repair and logistics revenue which will be generated by our relationships with the manufacturers of equipment for the broadband market. Specifically, we are targeting service and repair opportunities for digital set top boxes for the cable industry, cable modems, and DSL modems. However, brokerage and distribution sales are currently necessary to sustain existing relationships and to develop new relationships with system operators. Additionally, these activities are necessary to generate revenues which will assist in funding our new business plan.

COST OF GOODS SOLD

         The cost of revenues for the second quarter of 2001 was 73% compared to 59% of revenues for same quarter in 2000. The decrease in our gross margin percentage occurred mainly because the gross margins generated from revenues from sales of brokerage and distribution is much lower than the gross margin generated by the sale of refurbished equipment or by revenue from equipment repairs. In 2001, 71% of our revenue was generated by revenues from sales of brokerage and distribution, compared to 2000, when we realized 71% of our revenue from sales of refurbished equipment, which generate much higher margins.

         Margins for the current quarter were also adversely affected by the expansion of our capacity by adding service centers in Los Angeles, Montreal, and Hollywood, Florida. Direct labor expenses associated with each of these new facilities is recognized in costs of goods sold. We expect margins to increase as utilization of the expanded capacity improves.

OPERATING EXPENSES

         Operating expenses for the second quarter of 2001 increased $600,000, or 79%, over the same quarter in the previous year. Most of this increase is directly attributable to the costs associated with our new service centers. We incurred an additional $500,000 of operating expenses during 2001 in adding three new service centers. Of this increase in operating expenses, $80,000 is attributable to amortization. Additionally, we have expanded our executive staff to implement the change in our business plan and manage our new administrative requirements.

INCOME TAX PROVISION

         The effective tax rate on continuing operations was 34% for the quarter ended March 31, 2001, compared to an effective tax rate of 21% last year. There was no tax provision recorded for 2000. We have not recorded any valuation allowance against our deferred tax assets, because it is management's belief that we will realize profits in the near term that will fully utilize our net operating loss carryforwards.

DISCONTINUED OPERATIONS

         In February 2000, we decided to close our subsidiary, Auro Computer Services, Inc. ("Auro"), and the operations of Auro were discontinued on February 21, 2000. As of December 31, 1999, we recorded a charge for the expected loss on the disposition of Auro's assets, net of tax effect. The assets were written down to their estimated net realizable values. We recognized a gain of $180,230, net of income tax, during the second quarter of this year due to the settlement of Auro's obligations, compared to $178,399 net of income tax recognized last year. Auro's remaining obligations will be adjusted at such time that they have been settled with the creditors.

         We do not anticipate any further adverse impact on our results of operations as a result of the discontinuance of this business. Pursuant to a guaranty, in October 2000 the Company satisfied indebtedness of Auro to a commercial bank. The indebtedness was reflected as a liability on our balance sheet as of September 30, 2000.

SIX MONTHS ENDED MARCH 31, 2001 RESULTS COMPARED TO SIX MONTHS ENDED MARCH 31, 2000 (ALL REFERENCES TO YEARS ARE TO FISCAL YEARS)

SALES

         Our revenues for the six months ended March 31, 2001 increased $4.4 million, or 101%, over the same period for 2000. Our emphasis on increasing our repair revenue is evidenced by the 111% increase from $456,000 last year to $961,000 this year. We also increased our focus on brokerage and distribution sales during the first six months of 2001, which resulted in significant increases in revenues from those activities. Our revenue from sales of brokerage increased 311% from $930,000 last year to $3.8 million this year. In 2000, we had just begun our distribution operations, thus our distribution revenue increased from $138,000 last year to $2.2 million this year. Our revenue generated by sales of refurbished equipment has been adversely affected by the economic slow down during the second quarter. As a result, revenue from refurbished equipment sales dropped from $2.8 million last year to $1.6 million this year, a decrease of 43%.

COST OF GOODS SOLD

         Cost of goods sold this year was 72% compared to 54% last year. This decrease in our gross margin percentage occurred because the gross margin generated by the revenues from sales of brokerage and distribution is much lower than the gross margin generated by the revenue from the sales of refurbished equipment or from repair services. In the first six months of 2001, 69% of our revenue was generated from sales of brokerage and distribution, compared to 25% last year, while 18% of our revenue was generated from sales of refurbished equipment this year compared to 65% last year.

         Margins for the current quarter were also adversely affected by the expansion of our capacity by adding service centers in Los Angeles, Montreal, and Hollywood, Florida. Direct labor expenses associated with each of these new facilities is recognized in costs of goods sold. We expect margins to increase as utilization of the expanded capacity improves.

OPERATING EXPENSES

         Operating expenses for the first six months of 2001 increased
$1.2 million, or 83%, over the previous year. Most of this increase is directly attributable to the expansion of service centers in Los Angeles, Montreal, and Hollywood, Florida. Additionally, we have expanded our executive staff to implement the change in our business plan and to manage our new administrative requirements. Our operating expenses for the first six months of 2001 for our facility in Columbus, Ohio were less than those incurred last year due to more efficient operating processes.

INCOME TAX PROVISION

         The effective tax rate was 34% for the current year, fiscal 2001. The effective tax rate for continuing operations for the first six months last year was 85% due to the timing of events and the elimination of deferred tax assets associated with the write down of assets of Auro on December 31, 1999. We have not recorded any valuation allowance against our deferred tax assets, because it is management's belief that we will realize profits in the near term that will fully utilize our net operating loss carryforwards.

DISCONTINUED OPERATIONS

         In February 2000, we decided to close our subsidiary, Auro, and the operations of Auro were discontinued on February 21, 2000. We recorded a charge for the expected loss on disposition of Auro's assets, net of tax effects as of December 31, 1999. The assets were written down to their estimated net realizable values. We have recognized a gain of $180,230, net of income tax, during the current year due to the settlement of obligations recorded on Auro's books. Last year, we recognized losses of $872,484, net of income tax, with regard to the closure of the business, subsequent losses from operating expenses, and gains from the disposition of obligations. Auro's remaining obligations will be adjusted at such time that they have been settled with the creditors.

         We do not anticipate any further adverse impact to our results of operations as a result of the discontinuance of this business.

LIQUIDITY AND CAPITAL RESOURCES

         For the past three years, we have satisfied our operating cash requirements principally through cash flow from operations and borrowings from our line of credit. In the six months ended March 31, 2001, we provided $141,000 of cash from operating activities. We spent $418,000 for fixed assets, primarily for the purchase of digital repair and testing equipment.

         We currently have a $1.5 million revolving line of credit with our commercial bank under an arrangement that expires on January 31, 2002. The line of credit provides for interest at the bank's prime rate plus 1%. At September 30, 2000, there was a balance of $937,000 owed to our previous commercial bank, which was paid in its entirety in October 2000.

         We believe that cash flow from operations, our existing cash resources, and funds available under our line of credit will be adequate to meet our working capital and capital expenditure needs for the remainder of the 2001. We expect to spend at least $2.4 million on capital expenditures during this fiscal year, primarily to improve our equipment capabilities for servicing digital broadband equipment and to provide furniture and fixtures and computer equipment for our expanded facilities in Hollywood, Florida, Los Angeles, California, and Montreal, Canada and the anticipated move in Columbus, Ohio.

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

CONTINGENCIES

         We are a party from time to time to ordinary litigation incidental to our business, none of which is expected to have a material adverse effect on our results of operations, financial position or liquidity.

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

                             A NOVO BROADBAND, INC.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Information pertaining to this item is incorporated herein from Part 1. Financial Information (Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Contingencies).

Item 2.  Changes in Securities; Use of Proceeds

         None.

Item 3. Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on February 14, 2001 at the Hyatt Regency Hotel Pier 66, Fort Lauderdale, Florida. A majority of the Company's voting shares were present at the meeting, either in person or by proxy.

At such meeting, the stockholders:

                1. Elected Daniel Auzan, Louis Brunel, Bob Binsky, Pierre Brodeur, Henri Triebel, and John C. Wilson to the Board of Directors. Messrs. Binsky and Brodeur will serve as Class I directors whose terms expire at the 2002 annual meeting; Messrs. Triebel and Wilson will serve as Class II directors whose terms expire at the 2003 annual meeting; and Messrs. Brunel and Auzan will serve as Class III directors whose terms expire at the 2004 annual meeting.

                     Director               For         Against       Abstain

                     Louis Brunel          4,292,162          5,714         -0-
                     Bob Binksy            4,290,001          7,875         -0-
                     Daniel Auzan          4,292,162          5,714         -0-
                     Pierre Brodeur        4,292,162          5,714         -0-
                     Henry Triebel         4,292,162          5,714         -0-
                     John C. Wilson        4,292,162          5,714         -0-


                2.   Approved the Company's 2000 stock plan.

                                  For           Against       Abstain

                                 3,572,044          106,680       1,323

                3. Approved a proposal to change the Company's state of incorporation from Ohio to Delaware and in connection therewith, amend the certificate of incorporation and change the Company's name to A Novo Broadband, Inc.

                                  For           Against       Abstain

                                 3,668,185           11,061         801

Item 5.  Other Information

         None.


Item 6.  Exhibits and Reports on Form 8-K

a.       Exhibits

         2.1(1) Agreement and Plan of Merger and Reorganization dated January 17, 2001.

         3.1(1)   Amended and Restated Articles of Incorporation of the Company.


         3.2(1)   Bylaws of the Company.


b.       Reports on Form 8-K

         Current Report on Form 8 K/A dated September 14, 2000 and filed January 23, 2001, regarding the acquisition of Les Telecommunications Valsysteme, Inc.



--------
(1) Filed with the Securities and Exchange Commission as an exhibit to the issuer's definitive proxy statement for its annual meeting of shareholders held on February 14, 2001.

                             A NOVO BROADBAND, INC.
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       A Novo Broadband, Inc.

Date:    May 14, 2001         By:      /s/ David E. Chisum
                                       ---------------------------------
                                       David E. Chisum
                                       Chief Financial Officer (Duly Authorized
                                       Officer and Principal Financial Officer)