Form 10QSB
period 2001-06-30
A NOVO BROADBAND INC
filed 2001-08-14
CIK 893139

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                   FORM 10-QSB

[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
                                       OR
[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.
              For the transition period from ________ to _________

                         COMMISSION FILE NUMBER 0-23111

                             A NOVO BROADBAND, INC.
                 (Name of Small Business Issuer in Its Charter)

                      DELAWARE                                 31-1239657
              (State of Incorporation)                       (I.R.S. Employer
                                                            Identification No.)

       3015 GREENE STREET, HOLLYWOOD, FLORIDA                     33020
      (Address of Principal Executive Offices)                 (Zip Code)



Issuer's telephone number, including area code:  (954) 921-3870

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The aggregate market value of the voting and non-voting common equity (which consists solely of shares of Common Stock) held by non-affiliates of the issuer as of July 31, 2001, computed by reference to the closing sales price of the issuer's Common Stock on the Nasdaq Bulletin Board on that date, was approximately $ 6,084,984.

     The number of shares of the issuer's Common Stock outstanding as of July 31, 2001 was 4,869,082.

     Transitional Small Business Disclosure Format.  Yes [X]   No [ ]

                             A NOVO BROADBAND, INC.
                                   FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
                                      INDEX

                                                                                               PAGE NUMBER
PART I.         FINANCIAL INFORMATION (UNAUDITED)

Item 1.         Consolidated Balance Sheets at June 30, 2001 and September 30, 2000                 3

                Consolidated Statements of Operations for the Three and Nine Months Ended           5
                June 30, 2001 and 2000

                Consolidated Statements of Cash Flows for the Nine Months ended June 30,            6
                2001 and 2000

                Notes to Consolidated Financial Statements                                          7

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of          9
                Operations


PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings                                                                  16

Item 2.         Changes in Securities; Use of Proceeds                                             16

Item 3.         Defaults upon Senior Securities                                                    16

Item 4.         Submission of Matters to a Vote of Security Holders                                16

Item 5.         Other Information                                                                  16

Item 6.         Exhibits and Reports on Form 8-K                                                   16

                SIGNATURES                                                                         17

                             A NOVO BROADBAND, INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                          JUNE 30,            SEPTEMBER 30,
                                                                            2001                  2000
                                                                        ------------          -------------
CURRENT ASSETS
   Cash and cash equivalents.........................................    $ 3,892,098          $ 7,104,915
   Accounts receivable, net..........................................      2,092,492            2,508,590
   Inventories, net..................................................      1,839,838            1,481,718
   Notes receivable, related parties.................................        200,000              200,000
   Prepaid and other assets..........................................        194,591              160,324
   Deferred income taxes.............................................         47,000               47,000
                                                                         -----------          -----------

     Total current assets............................................      8,266,019           11,502,547


PROPERTY AND EQUIPMENT, net .........................................      1,976,627              701,740

OTHER ASSETS
   Notes receivable, related parties.................................         58,161              200,000
   Goodwill, net.....................................................      3,023,951            3,167,411
   Deferred income taxes.............................................        800,731              641,000
   Other assets......................................................        265,451               28,039
                                                                         -----------          -----------

TOTAL ASSETS ........................................................    $14,390,940          $16,240,737
                                                                         ===========          ===========

        See accompanying notes to the consolidated financial statements.

                             A NOVO BROADBAND, INC.
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                       JUNE 30,           SEPTEMBER 30,
                                                                         2001                 2000
                                                                     -----------          ------------
   CURRENT LIABILITIES
      Current portion of long-term obligations ..........            $   190,008           $   192,496
      Notes payable - bank ..............................                     --               937,569
      Accounts payable ..................................              1,578,682             1,911,285
      Accrued expenses ..................................                235,274               324,805
                                                                     -----------           -----------
        Total current liabilities .......................              2,003,964             3,366,155

    LONG-TERM OBLIGATIONS ...............................                104,167               166,667
                                                                     -----------           -----------

        Total liabilities ...............................              2,108,131             3,532,822
                                                                     -----------           -----------
   STOCKHOLDERS' EQUITY
      Preferred stock, $0.001 par value
        Authorized shares - 1,000,000
        Issued shares - none ............................                     --                    --
      Common stock, $0.001 par value as of June 30, 2001,
         no par value as of September 30, 2000
        Authorized shares - 20,000,000
        Issued shares - 4,869,082 and 4,749,602 .........                  4,869            13,449,014
      Additional paid-in-capital ........................             13,706,709               159,136
      Retained deficit ..................................             (1,428,769)             (900,235)
                                                                     -----------           -----------
        Total stockholders' equity ......................             12,282,809            12,707,915
                                                                     -----------           -----------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........            $14,390,940           $16,240,737
                                                                     ===========           ===========

        See accompanying notes to the consolidated financial statements.

                             A NOVO BROADBAND, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                                  JUNE 30,                                MARCH 31,
                                                          2001               2000                 2001                2000
                                                      -----------         -----------         ------------         -----------
Revenues .....................................        $ 3,007,407         $ 2,533,460         $ 11,729,890         $ 6,872,337
Cost of sales ................................          1,961,884           1,707,690            8,259,031           4,060,763
                                                      -----------         -----------         ------------         -----------

   Gross profit ..............................          1,045,523             825,770            3,470,859           2,811,574
Selling, general and administrative expenses .          2,050,261             861,143            4,792,929           2,363,056
                                                      -----------         -----------         ------------         -----------

Income (loss) from operations ................         (1,004,738)            (35,373)          (1,322,070)            448,518
Interest expense .............................             (3,452)            (17,488)             (24,814)            (67,034)
Interest income ..............................             77,277                  81              273,591                 354
                                                      -----------         -----------         ------------         -----------

   Income (loss) before income taxes .........           (930,913)            (52,780)          (1,073,293)            381,838
Benefit from (provision for)  income taxes ...            317,371              (3,060)             364,529            (373,589)
                                                      -----------         -----------         ------------         -----------
   Income (loss) from continuing operations ..           (613,542)            (55,840)            (708,764)              8,249
Discontinued operations:
   Loss from operations of discontinued
       division, net of tax benefit of $19,000                 --                  --                   --             (68,773)
   Gain (loss) on disposal of division, net of
       tax (provision) or benefit of ($0),
       ($0), ($93,000) and $266,000
       respectively ..........................                 --              44,905              180,230            (711,383)
                                                      -----------         -----------         ------------         -----------
Net loss .....................................        $  (613,542)        $   (10,935)        $   (528,534)        $  (771,907)
                                                      ===========         ===========         ============         ===========

Basic Earnings Per Share
   Income (loss)  from continuing operations .        $     (0.13)        $     (0.03)        $      (0.15)        $      0.01
   Gain (loss) on discontinued operations ....        $        --         $      0.02         $       0.04         $     (0.46)
                                                      -----------         -----------         ------------         -----------

   Net loss per share ........................        $     (0.13)        $     (0.01)        $      (0.11)        $     (0.45)
                                                      ===========         ===========         ============         ===========

   Weighted average shares outstanding .......          4,849,923           1,708,936            4,817,731           1,700,363
                                                      ===========         ===========         ============         ===========

Diluted Earnings Per Share
   Income (loss) from continuing operations ..        $     (0.13)        $     (0.03)        $      (0.15)        $      0.00
   Income (loss) on discontinued operations ..        $        --         $      0.02         $       0.04         $     (0.42)
                                                      -----------         -----------         ------------         -----------

   Net loss per share ........................        $     (0.13)        $     (0.01)        $      (0.11)        $     (0.42)
                                                      ===========         ===========         ============         ===========

   Weighted average shares outstanding .......          4,849,923           1,708,936            4,817,731           1,842,752
                                                      ===========         ===========         ============         ===========



        See accompanying notes to the consolidated financial statements.

                             A NOVO BROADBAND, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  NINE MONTHS ENDED MARCH 31,
                                                                  2001                2000
                                                               -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss .................................................     $  (528,534)        $  (771,907)
                                                               -----------         -----------
Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
   Depreciation and amortization .........................         365,921             273,093
   Loss on disposal of property and equipment ............          54,304              30,205
   Provision for losses on receivables ...................          34,625              30,583
   Provision for inventory obsolescence ..................            (526)                 --
   Loan to former CEO repaid by bonus ....................         141,839                  --
   Deferred income taxes .................................        (252,731)            (19,720)
   Loss (gain) on disposal of division ...................        (180,230)            711,383
   (Increase) decrease in operating assets:
       Accounts receivable ...............................         381,473             926,493
       Income tax receivable .............................              --              43,875
       Inventories .......................................        (357,594)            116,494
       Prepaid and other assets ..........................        (271,679)             63,114
   Decrease in operating liabilities:
       Accounts payable ..................................         (59,373)            (22,485)
       Accrued expenses ..................................         (89,531)           (321,316)
                                                               -----------         -----------

           Total adjustments .............................        (233,502)          1,831,719
                                                               -----------         -----------

Net cash (used in)provided by operating activities .......        (762,036)          1,059,812
                                                               -----------         -----------
CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property and equipment .......................      (1,571,389)           (263,311)
Refund of acquisition costs ..............................          19,737                  --
Proceeds from disposal of property .......................              --              34,865
                                                               -----------         -----------

Net cash used in investing activities ....................      (1,551,652)           (228,446)
                                                               -----------         -----------
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options and warrants .....         103,428              47,507
Net payments on obligations ..............................      (1,002,557)           (966,798)
                                                               -----------         -----------

Net cash used in financing activities ....................        (899,129)           (919,291)
                                                               -----------         -----------

Net decrease in cash and cash equivalents ................      (3,212,817)            (87,925)

Cash and cash equivalents at beginning of period .........       7,104,915             130,572
                                                               -----------         -----------

Cash and cash equivalents at end of period ..............      $ 3,892,098         $    42,647
                                                               ===========         ===========

        See accompanying notes to the consolidated financial statements.

                             A NOVO BROADBAND, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying consolidated financial statements for the period ended June 30, 2001 are unaudited (except for the September 30, 2000 consolidated balance sheet, which was derived from the Company's audited financial statements), should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Transitional Report on Form 10-KSB, for the 12 months ended September 30, 2000, and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.


Operating results for the three and nine months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year ending September 30, 2001.

2.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                               THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                    JUNE 30,                                JUNE 30,
                                                              2001             2000                2001                  2000
                                                           ----------       ----------          ----------            ----------
Numerator:
Income (loss) from continuing operations .........         $ (613,542)      $  (55,840)         $ (708,764)           $    8,249
                                                           ==========       ==========          ==========            ==========

Denominator:
Denominator for basic earnings per share
   Weighted-average shares outstanding ...........          4,849,923        1,708,936           4,817,731             1,700,363
Effect of dilutive securities:
Employee stock options ...........................                 --               --                  --               142,389
                                                           ----------       ----------          ----------            ----------

Denominator for diluted earnings per share........          4,849,923        1,708,936           4,817,731             1,842,752
                                                           ==========       ==========          ==========            ==========

Basic  earnings (loss) per share .................            $(0..13)          $(0.03)             $(0.15)                $0.01
                                                           ==========       ==========         ===========            ==========

Diluted  earnings (loss) per share ...............            $(0.13)           $(0.03)             $(0.15)                $0.00
                                                           ==========       ==========         ===========            ==========

3.  NOTES PAYABLE

Pursuant to a guaranty, in October 2000 the Company satisfied an indebtedness to a commercial bank of Auro Computer Services. Auro is a subsidiary whose operations ceased in February 2000. The indebtedness was reflected as a liability in the Company's balance sheet as of September 30, 2000.

The Company's line of credit with its former commercial bank expired on March 31, 2001. On April 26, 2001, the Company entered into a new loan agreement with its new commercial bank to provide a $1.5 million revolving line of credit. The Company has pledged its inventories and accounts receivable as security for the line of credit. Advances under the line will bear interest at a rate of prime plus 1%, and the line expires on January 31, 2002.


4.  LEASES

The Company has entered into lease agreements for new service centers in Los Angeles, California, Hollywood, Florida, and Columbus, Ohio. The lease terms are for five, five and eight years, expiring in 2005, 2006 and 2009 respectively.

5.  SHAREHOLDER'S EQUITY

On February 15, 2001, the Company reincorporated in Delaware and its common stock was changed to a par value of $.001.

6.  SUBSEQUENT EVENT

On August 13, 2001, the Company entered into a binding agreement to purchase assets constituting the equipment repair business of Broadband Services, Inc. The transaction is expected to close on or around August 31, 2001, subject to the satisfaction of customary conditions. The purchase price for the net assets of the repair business is approximately $8 million cash plus assumed liabilities. The Company expects to record approximately $5.5 million in goodwill in conjunction with this transaction. The Company will use existing cash and a bridge loan from an affiliate, among other sources, to finance the transaction.

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


OVERVIEW

     A Novo Broadband, Inc. ("We" or "The Company") was formerly known as Cable Link, Inc. We changed our name and reincorporated in Delaware in February 2001, and at that time we changed our ticker symbol on the NASDAQ Bulletin Board to ANVB. Our decision to change our name reflects a fundamental change in our business plan to direct our business toward the service and repair of broadband equipment. We are now adapting and expanding our operations to enable us to offer services to manufacturers of broadband equipment and to the operators of the systems in North America that employ this equipment. We are taking this step in anticipation of a shift of broadband services from analog to digital format in the United States and Canada. Our goal is to seize a significant early share of the service and repair market that we estimate will generate in excess of $1 billion in revenue in the U.S. and Canada by the year 2005.

     Our operational model is based on high volume processing techniques that have been implemented successfully in Europe and the utilization of proprietary information management software. Certain of these techniques are available to us as a result of our relationship with the Paris-based A Novo Group, which became an affiliate of the Company in August 2000. A Novo Group's experience has been developed by the transition to digital signal delivery in Europe, which began over four years ago. We believe that the resources available to us from A Novo Group, in combination with our new management team, expanded capital, existing skilled labor force, technical knowledge base, and industry relationships will enable us to become the primary service provider to the broadband equipment industry in North America.

     As we continue to adapt our service centers to service and repair digital equipment, we plan to continue to function as a broker and distributor of new and refurbished broadband equipment, primarily in secondary and international markets. During our fiscal year ending September 30, 2001, we expect to derive a significant portion of our revenues from these activities. Revenue from these activities is subject to significant risks, however, because it depends on potentially volatile levels of capital expenditures by the system operators who access the surplus equipment market. The equipment we currently sell and service for manufacturers and system operators includes analog converters, cable and DSL modems, linegear, headend, power generators and power supplies, and test equipment. We believe that our capability to deal with used and surplus equipment should help to foster relationships with many of the large system operators we are targeting as customers for digital repair. Over the next several years, we anticipate that our relatively low-margin equipment sales will represent a decreasing portion of our total revenues as our volume in repair and related services increases and provides the majority of our revenues.

     To capture digital warranty service authorizations, we are creating comprehensive servicing arrangements with both equipment manufacturers and system operators. These arrangements are to be based upon a core of services consisting of:

o screening, testing and profiling new equipment on behalf of manufacturers prior to initial installation; and

o repairing, calibrating, upgrading and maintaining the equipment as an authorized warranty service center for manufacturers and under post-warranty arrangements with system operators.

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

     We believe that equipment manufacturers will elect to outsource these services to focus on design, research and development, and manufacturing. Generally, their manufacturing facilities are not designed to accommodate repair functions. These facilities are designed to assemble equipment, as opposed to take equipment apart for repair. The manufacturing plants are typically located outside of the U.S. These locations provide favorable labor rates, but make it difficult for equipment manufacturers to respond quickly to the demands of after sales customer support. The repair of digital equipment is complex and requires significant capital investment. In light of these factors, we expect manufacturers to capitalize on the economies of scale and efficiencies they can achieve through outsourcing. Many of them have already recognized the benefits of outsourcing the manufacturing process, and we are receiving favorable responses to our proposals for outsourcing repairs.

In-Warranty Repair:
We are currently approved as an "In-Warranty Service Center" by:

o Scientific Atlanta for digital decoders and for advanced analog decoders, analog converters, remote controls, linegear and headend equipment in Canada and the United States,
o Pace MicroTechnology for digital decoders and DSL modems in all of North America,
o Motorola (which manufactures under the brand General Instruments) for analog decoders, analog converters, remote controls, linegear and headend equipment in Canada,
o    Lindsay for linegear in Canada,
o    ANTEC for linegear in Canada,
o    Blonder Tongue for headend in Canada,
o    Alpha Technologies for power supplies in the United States,
o    Powerguard for power supplies in Canada, and
o    Sadelco for test equipment.

Out-of-Warranty/Broadband Operators Repair:
Our principal customers among broadband system operators currently include

o    Adelphia,
o    AT&T Broadband,
o    Ameritech New Media,
o    Cablevision,
o    Charter,
o    Comcast,
o    Insight Communications,
o    Time Warner,
o    Videotron, and
o    3 Com.

     We currently distribute certain power supply and other broadband equipment for Alpha Technologies, ADC, Aegis and Times Fiber to customers outside the United States.

LAUNCH OF DIGITAL REPAIR

     We began processing digital equipment in our Montreal facility during the third fiscal quarter. This represents a significant accomplishment due to the complexity of the process and the various levels of detail involved in communicating with the manufacturers. Following the completion of the installation of digital repair capabilities in Montreal, we began to implement digital repair capabilities in our other service centers, and we expect to complete the process by the end of the fiscal year.

RECENT DEVELOPMENTS

     During the current fiscal year, we have established service agreements with the following manufacturers and operators:

o 3 Com - We were recently approved as a repair service center for cable modems for 3 Com. 3Com has approximately 1.3 million cable modems installed in the North American market.
o Pace MicroTechnology - We were recently approved as an in and out of warranty service center for Pace MicroTechnology. Pace, a European cable equipment manufacturer, has recently announced that they will be delivering more than 1 million digital decoders to Time Warner and Comcast in the U.S. We anticipate generating revenue from this agreement in our fourth quarter.
o Adelphia - We entered into a contract to provide asset management for Adelphia, a cable operator serving approximately 5.5 million subscribers in the U.S. We began recognizing revenue from this contract during the second quarter.
o Ameritech New Media - We received a contract to provide out of warranty repair for a five year period with AmeriTech, a cable operator in the Midwest U.S. serving approximately 300,000 homes.
o Ameritech New Media - We received a contract with AmeriTech to provide asset management services.
o Videotron - We entered into an agreement to provide out of warranty repair services for Videotron, the third largest cable operator in Canada. We expect to generate revenue from this agreement in our fourth quarter.

RESULTS OF OPERATIONS

         The following table contains certain amounts, expressed as a percentage of net sales, reflected in our consolidated statements of income for the three and six months ended March 31, 2001 and 2000:

                                                        THREE MONTHS ENDED          NINE MONTHS ENDED
                                                              JUNE 30,                    JUNE 30,
                                                        2001          2000          2001          2000
                                                        -----         -----         -----         -----
Revenues ........................................       100.0         100.0         100.0         100.0

Cost of revenues ................................        65.2          67.4          70.4          59.1
                                                        -----         -----         -----         -----

Gross profit ....................................        34.8          32.6          29.6          40.9

Selling, general & administrative expenses.......        68.2          34.0          40.9          34.4
                                                        -----         -----         -----         -----

Income from operations ..........................       (33.4)         (1.4)        (11.3)          6.5

Interest expense ................................        (0.1)         (0.7)         (0.2)         (1.0)

Interest income .................................         2.5           0.0           2.3           0.0
                                                        -----         -----         -----         -----

Net income before tax ...........................       (31.0)         (2.1)         (9.2)          5.5

(Provision for) benefit from income tax .........        10.6          (0.1)          3.1          (5.4)
                                                        -----         -----         -----         -----

Income from continuing operations ...............       (20.4)         (2.2)         (6.1)          0.1
                                                        =====         =====         =====         =====


THREE MONTHS ENDED JUNE 30, 2001 RESULTS COMPARED TO THREE MONTHS ENDED JUNE 30, 2000 (ALL REFERENCES TO YEARS ARE TO FISCAL YEARS)

SALES

         Our revenues for the third quarter of 2001 increased $474,000, or 19%, over the same quarter for 2000. During 2001, we generated 63%, or $1.9 million, of our revenues from sales of brokerage and distribution, compared to 50%, or $1.3 million of our revenue during 2000. Sales of refurbished equipment during 2001 were $619,000, or 21% of revenue, compared to $1.1 million, or 45% of revenue last year. Revenues from repair activities increased 113% from $143,000 last year to $305,000 during the current quarter. We recorded $185,000 of revenue from logistics during the current quarter compared to none last year. We believe that the decrease in revenue from the sales of refurbished equipment was due to the downturn in the economy during the quarter, which resulted in the reduction of capital spending by broadband operators.

         Our new business plan is focused on increasing repair and logistics revenue which we expect will be generated by our relationships with the manufacturers of equipment for the broadband market and the operators that use them. Specifically, we are targeting service and repair opportunities for digital set top boxes for the cable industry, cable modems, and DSL modems. However, brokerage and distribution sales are currently necessary to sustain existing relationships and to develop new relationships with system operators. Additionally, these activities are necessary to generate revenues which will assist in funding our new business plan.

COST OF GOODS SOLD

         The cost of goods sold for the third quarter of 2001 was 65% compared to 67% of revenues for same quarter in 2000. While the overall gross margins percentages were relatively constant over the two periods, the mix of revenue caused differing affects in the cost of goods sold. The cost of goods sold for brokerage and refurbishment were higher this year than last year, as the slow down in capital expenditures in the cable industry caused selling prices to compress. However, these higher costs were mitigated in the current quarter by logistics revenue, which has a high gross margin.

         Margins for the current quarter were also adversely affected by the expansion of our capacity by adding service centers in Los Angeles, Montreal, and Hollywood, Florida. Direct labor expenses associated with each of these new facilities is recognized in costs of goods sold. We expect margins to increase as utilization of the expanded capacity improves.

OPERATING EXPENSES

         Operating expenses for the third quarter of 2001 increased $1.2 million, or 138%, over the same quarter in 2000. Most of this increase is directly attributable to the costs associated with our new service centers. We incurred an additional $300,000 of operating expenses during 2001 compared to 2000 because of our addition of three new service centers. An additional $41,000 in operating expenses is attributable to amortization. Additionally, we have expanded our corporate staff to implement the change in our business plan and to manage our new administrative requirements. This addition in staff and related expenses contributed $700,000 of the increase.

INCOME TAX PROVISION

         The effective tax rate on continuing operations was 34% for the quarter ended June 30, 2001, compared to an effective tax rate of 6% last year, which was immaterial. We have not recorded any valuation allowance against our deferred tax assets, because it is management's belief that we will realize profits in the near term that will fully utilize our net operating loss carryforwards.

DISCONTINUED OPERATIONS

         In February 2000, we decided to close our subsidiary, Auro Computer Services, Inc. ("Auro"), and the operations of Auro were discontinued on February 21, 2000. As of December 31, 1999, we recorded a charge for the expected loss on the disposition of Auro's assets, net of tax effect. The assets were written down to their estimated net realizable values. We recognized a gain of $45,000 during the third quarter last year due to the collection of outstanding receivables which had been charged off.

          Auro's remaining obligations will be adjusted when they are settled with the creditors. We do not anticipate any further adverse impact on our results of operations as a result of the discontinuance of this business. Pursuant to a guaranty, in October 2000 the Company satisfied indebtedness of Auro to a commercial bank. The indebtedness was reflected as a liability on our balance sheet as of September 30, 2000.

NINE MONTHS ENDED JUNE 30, 2001 RESULTS COMPARED TO NINE MONTHS ENDED JUNE 30, 2000 (ALL REFERENCES TO YEARS ARE TO FISCAL YEARS)

SALES

         Our revenues for the nine months ended September 30, 2001 increased $4.8 million, or 71%, over the same period for 2000. Our emphasis on increasing our repair revenue is evidenced by the 111% increase from $600,000 last year to $1.3 million this year. Despite the slow down in capital spending by cable operators due to the economic environment in the United States, we have also increased our brokerage and distribution sales during the first nine months of 2001. Our revenue from sales of brokerage increased 203% from $1.6 million last year to $4.9 million this year. In 2000, we had just begun our distribution operations, thus our distribution revenue increased from $700,000 last year to $3.0 million this year. Our revenue generated by sales of refurbished equipment has been adversely affected by the economic slow down, and as a result, revenue from refurbished equipment sales dropped from $3.9 million last year to $2.2 million this year, a decrease of 43%.

COST OF GOODS SOLD


         Cost of goods sold this year was 70% compared to 59% last year. This decrease in our gross margin percentage occurred because the gross margin generated by the revenues from brokerage and distribution sales is much lower than the gross margin generated by the revenue from the sales of refurbished equipment or from repair services. In the first nine months of 2001, 68% of our revenue was generated from brokerage and distribution sales, compared to 34% last year, while 19% of our revenue was generated from sales of refurbished equipment this year compared to 57% last year.

         Margins for the current year were also adversely affected by the expansion of our capacity by adding service centers in Los Angeles, Montreal, and Hollywood, Florida. Direct labor expenses associated with each of these new facilities is recognized in costs of goods sold. We expect margins to increase as utilization of the expanded capacity improves.

OPERATING EXPENSES

         Operating expenses for the first nine months of 2001 increased $2.4 million, or 103%, over the previous year. Of this increase, $800,000 is directly attributable to the addition of service centers in Los Angeles, Montreal, and Hollywood, Florida. Additionally, we have expanded our corporate staff to implement the change in our business plan and to manage our new administrative requirements. Our operating expenses for the first nine months of 2001 also includes $120,000 in amortization which was not recorded last year.

INCOME TAX PROVISION

         The effective tax rate was 34% for the current year. The effective tax rate for continuing operations for the first nine months last year was 98% due to the timing of events and the elimination of deferred tax assets associated with the write down of assets of Auro at December 31, 1999. We have not recorded a valuation allowance against our deferred tax assets because it is management's belief that we will realize profits in the near term that will fully utilize our net operating loss carryforwards.

DISCONTINUED OPERATIONS


         In February 2000, we decided to close our subsidiary, Auro, and the operations of Auro were discontinued on February 21, 2000. We recorded a charge for the expected loss on disposition of Auro's assets, net of tax effects as of December 31, 1999. The assets were written down to their estimated net realizable values. We have recognized a gain of $180,230, net of income tax, during the current year due to the settlement of obligations recorded on Auro's books. Last year, we recognized losses of $780,000, net of income tax, with regard to the closure of the business, subsequent losses from operating expenses, and gains from the disposition of obligations.

         Auro's remaining obligations will be adjusted when they are settled with the creditors. We do not anticipate any further adverse impact to our results of operations as a result of the discontinuance of this business.

LIQUIDITY AND CAPITAL RESOURCES

         For the past three years, we have satisfied our operating cash requirements principally through cash flow from operations and borrowings from our line of credit. In the nine months ended June 30, 2001, we have used $762,000 of cash in operating activities. We spent $1.6 million for fixed assets, primarily for the purchase of digital repair and testing equipment and leasehold improvements at our new service centers.

         We currently have a $1.5 million revolving line of credit with our commercial bank under an arrangement that expires on January 31, 2002. The line of credit provides for interest at the bank's prime rate plus 1%. At September 30, 2000, there was a balance of $937,000 owed to our previous commercial bank, which was paid in its entirety in October 2000.

         We believe that cash flow from operations, our existing cash resources, and funds available under our line of credit will be adequate to meet our working capital and capital expenditure needs for the remainder of the current fiscal year. We expect to spend at least $3.0 million on capital expenditures during this fiscal year, primarily to improve our equipment capabilities for servicing digital broadband equipment and to provide furniture and fixtures and computer equipment for our expanded facilities in Hollywood, Florida, Los Angeles, California, and Montreal, Canada and the move to our new facility in Columbus, Ohio.

         An important element of our business strategy has been, and continues to be, the acquisition of similar businesses and the integration of such businesses into our existing operations. Such future acquisitions, if they occur, may require us to obtain additional funds. We would expect to seek such funds through private or public sales of additional equity securities or debt instruments.

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


RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets." We are currently evaluating the impact of these pronouncements and we do not expect the adoption of SFAS No. 141 and 142 to have an impact on our financial conditions or results of operations for the year ending September 30, 2001.

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

         None.

                             A NOVO BROADBAND, INC.
                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         A Novo Broadband, Inc.



Date:  August 14, 2001                   By:    /s/ David E. Chisum
                                             -----------------------------------
                                                David E. Chisum
                                                Chief Financial Officer
                                                (Duly Authorized Officer and
                                                Principal Financial Officer)