Form 10KSB
period 2001-09-30
A NOVO BROADBAND INC
filed 2002-01-14
CIK 893139

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001.

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD

                         Commission file number 0-23111

                             A Novo Broadband, Inc.
                 (Name of Small Business Issuer in Its Charter)

          Delaware                                               31-1239657
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

3015 Greene Street, Hollywood, Florida                                  33020
(Address of Principal Executive Offices)                              (Zip Code)

Issuer's telephone number, including area code:                        (954) 921-3870

Securities registered under Section 12(b) of the Exchange Act:         None

Securities registered under Section 12(g) of the Exchange Act:         Common Stock, $0.001 par value
                                                                       (Title of Class)

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

         The issuer's revenue for the 12 months ended September 30, 2001 was $14,615,676

         The aggregate market value of the voting and non-voting common equity (which consists solely of shares of Common Stock) held by non-affiliates of the issuer as of November 30, 2001, computed by reference to the closing sales price of the issuer's Common Stock on the Nasdaq Bulletin Board on that date, was approximately $2,060,528.

         The number of shares of the issuer's Common Stock outstanding as of November 30, 2001 was 4,915,842.

         Transitional Small Business Disclosure Format. Yes  X    No
                                                            ---     ---
                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the issuer's Proxy Statement for its Annual Meeting of Shareholders to be held on May 13, 2002 and an Amendment to this 10KSB are incorporated by reference into Part I hereof.

                                     PART I
                                  ALTERNATIVE 2
                        ITEMS 6-11 OF MODEL B OF FORM 1-A

Certain statements in this report are forward-looking statements regarding future events or our future financial performance. These statements are subject to a number of risks and other factors which could cause actual results to differ materially from those anticipated by the forward-looking statements. Among such factors are industry development (including the rate at which digital broadband services are introduced in our markets), competition (including direct competition by equipment suppliers and system operators), customer acceptance of and demand for our services, technological developments which may render our services obsolete or unnecessary, availability of financing and our ability to expand our facilities and manage growth and change, general business and economic conditions, and our likely increasing dependence on new information systems. Forward-looking statements are necessarily dependent upon assumptions, estimates and data that are uncertain. No assurance can be given that the anticipated results will be achieved, and future results may in fact differ materially from those anticipated.

ITEM 6.  DESCRIPTION OF BUSINESS

Introduction

         A Novo Broadband, Inc. ("we" or the "Company") is engaged primarily in the industrial scale repair and servicing of broadband equipment for equipment manufacturers and operators of cable and other broadband systems in North America. Formerly known as Cable Link, Inc., we changed our name in February 2001, to reflect a fundamental change in our business and our association with a group of affiliated companies operating throughout Europe and in North and South America as the "A Novo Group." In the past year, we have adapted and expanded our operations to enable us to offer a range of equipment repair and maintenance services at five regional service centers strategically located in proximity to national and regional broadband system operators. We have taken this step to meet anticipated repair service opportunities stemming from the ongoing consumer-driven shift of broadband signal delivery in the United States and Canada from analog to digital format.

Our Strategy

         Our goal is to be the largest and most successful digital equipment service provider to the broadband market in North America. To achieve this goal, we have established and are continuing to build relationships with broadband equipment manufacturers and system operators who are the primary candidates for our services. We offer them the opportunity to achieve significant economies and efficiencies by outsourcing their repair and service functions.

          We perform these functions for our customers utilizing high volume processing techniques that have been implemented successfully in Europe and are available to us through our relationship with the A Novo Group. In Europe, A Novo Group has been servicing the broadband equipment industry for more than five years, providing digital equipment screening and testing, calibration, repair, upgrade and maintenance both in and out of warranty. During this period, A Novo Group has established working relationships with a number of broadband equipment manufacturers that are significant suppliers to North American markets, including Nokia Multimedia, Pace Micro Technology, Phillips, Pioneer, Sony, and Thomson Multimedia. In the U.S., we have been providing a variety of equipment-related services to system operators and equipment manufacturers since 1987.

         We believe that the resources and experience of A Novo Group in combination with our new management team, existing skilled labor force, technical knowledge base and industry relationships position us to capture a significant early share of an expanding North American market.

         A critical component of our strategy is to obtain designation as an authorized in-warranty service provider for the principal manufacturers of digital broadband equipment. With each such designation, we gain access to the proprietary and technical information that is essential for performance of the required warranty services for the manufacturer's sophisticated digital equipment and, in turn, enables us to perform out-of- warranty repair and maintenance work for both the manufacturer and the system operators that use its equipment. Without each specific manufacturer's authorization and proprietary information, there is no practical way to access the service market for its digital equipment. Through existing contacts, in fiscal 2001, we became an authorized in-warranty service provider for digital broadband equipment manufactured by Scientific Atlanta and Pace Micro Technology. In addition, through our acquisition of the repair business of Broadband Services, Inc., we became an in-warranty service provider for digital broadband equipment manufactured by Motorola.

         Another critical component of our strategy has been the establishment of regional service centers to meet opportunities stemming from the ongoing trend to consolidation of system operators. Our five service centers are located in proximity to many of the multiple system operators that now dominate our industry, facilitating quick response and delivery times. We currently conduct service operations at facilities in Hollywood, Florida, Los Angeles, California, Columbus, Ohio, New Castle, Delaware, and Montreal, Canada

History

          The Company was formed as an Ohio corporation in 1987 and built its business and reputation in the cable industry primarily by selling new, used and refurbished cable television equipment domestically and in certain foreign markets. To a lesser extent, we provided analog equipment repair services for cable television system operators in the United States. In 1998, we purchased PC & Parts, Inc., dba Auro Computer Services, which assembled and distributed personal computers. Early in 2000, we discontinued Auro's operations.

         In a private transaction completed on August 7, 2000, A Novo Americas LLC, a subsidiary of A Novo SA, invested $12 million as equity in the Company for shares that constituted approximately 64% of our outstanding common stock. A Novo Americas now holds approximately 57.5% of our outstanding common stock and rights to acquire additional shares of our common stock on conversion of certain outstanding indebtedness which would, upon conversion, increase their holdings to 83.3% of our outstanding common stock. A Novo SA is a French corporation whose securities are listed on the Paris Stock Exchange.

         In August 2000 we purchased the assets of Lavender Industries, Inc., based in the Los Angeles area, to expand our operations in the Southwestern United States. In September 2000 we purchased the assets of Les Telecommunications Valsysteme Inc., based in Montreal, Canada, to develop our operations in the Northeastern United States and Eastern Canada. These operations are now conducted through A Novo Canada, our wholly-owned subsidiary.

         To reflect the changed focus of our business and our affiliation with A Novo Group, in November 2000, we began to do business under the name A Novo Broadband. In February 2001, we changed our name and our NASDAQ ticker symbol (now "ANVB") and reincorporated in Delaware.

         In August 2001, we purchased the assets of the equipment repair business of Broadband Services, Inc. which had service centers in New Castle, Delaware, Milwaukee, Wisconsin, and Pompano Beach, Florida. We closed the repair centers in Milwaukee and Pompano Beach, and integrated the operations of those centers into our Midwest and Southeast regional service centers. We continue to maintain a warehouse in Milwaukee. As a result of this transaction, we became an authorized in-warranty service provider for Motorola digital equipment.

         On December 23, 2001, Mr. Louis Brunel resigned as our President and CEO. He was replaced by Mr. William Kelly, who was previously the head of the repair business of Broadband Services, Inc. and joined us in September 2001, as our chief operating officer.

Industry Overview

The Switch to Digital Signal Delivery

         The market we envision for our specialized services stems from current and projected changes in the nature and availability of expanded broadband service offerings and the related consumer equipment and software, requiring a shift from analog to digital format for broadband signal delivery. This shift is driven by a number of factors, including anticipated consumer interest in an expanding menu of content and interactive services that require increased speed of access and delivery or may benefit from higher quality signal delivery. Although the pace of the transition may have suffered somewhat from the current economic slowdown, we believe that the digitalization process is inevitable and ultimately will require virtually all system operators to install digital equipment to replace the existing base of analog equipment.

         Analog technology refers to an electronic transmission accomplished by adding signals of varying frequency or amplitude to carrier waves of a given frequency of alternating electromagnetic current. Broadcast and telephone transmission have conventionally used analog technology. Digital technology employs electronic transmission that generates, stores and processes data in two states: positive and non-positive. Data transmitted or stored with digital technology is expressed as a string of 0's and 1's. Digital technology is primarily used with new physical communications media, such as satellite and fiber optic transmission.

         Digital signal delivery is widely perceived as preferable to analog delivery for a number of reasons. The primary advantages are the vastly greater volume of information and speed of transmission available using the same quantity of bandwidth. For example, digital technology enables a cable operator to transmit the signals of up to ten channels using the bandwidth needed for just one analog channel. As analog signals employ available bandwidth less efficiently than digital signals, analog transmissions are relatively slow and tend to create data bottlenecks that delay signal delivery. The speedier delivery of digital signals tends to abate this problem. The quality or integrity of digitally transmitted data is also noticeably better. The difference as compared to data transmitted in analog format is frequently compared to the difference in sound quality between a compact disc and a phonograph record.

         We believe that the consumer demand in the broadband services market will continue to cause technology upgrades, new functionalities, and more and more complex products and services. We believe that new equipment with more components and functions and the succession of more generations of products concurrently in service in the field will generate more screening and testing, calibration, repair, upgrade, and maintenance work. Similarly, more products and diversity and more complexity should compound the need for more developed asset management systems and services.

The Broadband Equipment Market

         Until recently, the dominant broadband system operators (principally satellite and cable television providers) in North America focused on delivering multiple channels of television to subscribers who pay a monthly fee for the service. To provide this service, system operators invested heavily in network infrastructure which frequently had extensive broadband capabilities but which was typically limited by one-way analog technology at the subscriber site. A cable television system consists of four principal components, all of which have to be significantly modified or replaced to switch from analog to digital technology:

o The "up-link" whereby the programmer's signal is first scrambled and addressed and is then transmitted to a C-band satellite.

o The cable system "headend" facility, which receives television signals from satellites and other sources. The headend facility organizes and retransmits those signals through the distribution network to the subscriber.

o The distribution network, which consists of fiber optic and coaxial cables and associated electronic equipment (linegear), which originate at the headend. These monitor and maintain the picture quality throughout the transmission over the network up to the subscribers' premises.

o The subscriber equipment, which comprises (1) a "dropwire" extending from the distribution network to the subscriber's viewing location and
         (2) the subscriber's television set or a decoder box and/or cable modem to which the dropwire connects. An addressable decoder box is a home terminal device which permits the delivery of authorized premium cable television services, including pay-per-view programming, by enabling the system operator to control subscriber services from a central headend computer. A cable modem is an interface between the cable network and the subscriber's personal computer which allows high speed Internet access.

Digital Decoders

         The move to digital signal delivery offers expanded opportunities for inter-active and other subscriber services but requires system operators to make a further significant capital investment and to procure and install millions of digital decoders. The decoders need to be screened, calibrated, profiled and tested prior to installation.

         The cost of a digital decoder or converter is substantially greater than the cost of an analog decoder or converter. We believe that higher costs of the new units will incentivize system operators to maximize the useful lives of the new units by periodically maintaining and upgrading them. Historically, 25% of all installed converters are removed and reinstalled each year due to, among other things, tenant relocation. Each reinstallation of a digital unit requires basic refurbishment, quality control and repair services, some of which can be sophisticated and costly. Furthermore, digital decoders rely on hardware and software components that are more complex than their analog counterparts and are potentially subject to more frequent servicing for maintenance, upgrade and improvement.

Our Market Opportunity

         We believe that the fundamental shift to digital signal delivery and the resulting changes in the broadband equipment market, including the introduction of digital decoders, will create lasting revenue growth opportunities for us. The limited functionality and relatively low technology of analog equipment has not generated comparable market conditions or, in our view, comparable service opportunities.

         We believe that the shift to digital signal delivery compels broadband equipment manufacturers to outsource maintenance services and focus on their core businesses and, over time, will also compel system operators to outsource the screening and testing of their new cable modems, digital decoders and logistics services. The trend is already evident in North America, and we are now witnessing significant market interest in contracting for our capabilities. We believe this interest and the need for our services will continue to be fueled by the following factors:

New Equipment Requires Local Handling

         The digital shift requires installation of new digital decoder boxes which need to be appropriately programmed for each system operator on a local basis prior to installation at a subscriber's premises. Manufacturers generally do not maintain regional facilities to coordinate and perform these limited functions, and the functions are not typically integral to a system operator's facilities. On the other hand, they fit naturally into the technical and service functions we are organized to perform. We initialize the digital decoder boxes by coordinating the shipment of new equipment from the manufacturer to the system operator, entering serial numbers in the system operator billing system, downloading the local operational platform, and previewing the application guide and generic channel map.

Nature of Equipment Manufacturer Plants

         We believe that equipment manufacturers will increasingly elect to outsource repair and maintenance services in order to focus on design, research and development, and manufacturing. Generally, their manufacturing facilities are not configured to accommodate repair functions, which involves disassembling equipment rather than putting it together. Many manufacturing plants are located outside of the U.S. to take advantage of favorable labor rates, but remote locations often make it difficult for the manufacturer to respond quickly to demands for post-sale customer support. Furthermore, the repair of digital equipment can be complicated and may require significant capital investment. In light of these factors, we expect manufacturers to increasingly seek efficiencies and economies of scale through outsourcing.

The Complex Technology of Digital Equipment

         Digital equipment is more complex and uses more sophisticated technology than analog equipment. It is an axiom that the more complex things become; the more likely they are to need service. We expect that the increased volume of digital equipment in the field and the greater complexity of both the hardware and software components of the equipment will increase the volume of equipment needing repair and the quantity of service required to perform each repair or service function. These factors should in turn increase the need for other supplemental services we offer, such as sophisticated asset tracking and management.

Extended Warranties

         To meet competition and offset resistance to high unit costs, manufacturers are increasingly offering three-year warranties with their products. The extended warranty increases the market opportunity for in-warranty service.

         Because of the high costs of digital decoders, there is increased incentive for system operators to maximize the useful lives of the new units by periodically maintaining and upgrading them. To provide these functions for them, we offer post-warranty service arrangements.

Increased Variety and Longevity of Equipment

         To administer service functions, we foresee a need for the establishment and maintenance of huge databases as generations of digital equipment overlap and are variably upgraded and as large system operators intermix equipment produced by different manufacturers. We have developed software to track all equipment received in our service centers and to maintain a complete history of all work performed on an individual unit by serial number and by manufacturer.

Industry Consolidation

         Consolidation among system operators is a continuing trend caused at least in part by increased capital requirements to meet expanding demands for equipment and service. Competition in local markets has forced some local operators to consolidate to achieve the scope and size required to fund capital needs and attract and develop necessary skills and systems. This consolidation tends to eliminate local rework, repair and maintenance service providers who were typically patronized by smaller system operators. Conversely, it tends to favor larger service providers who offer regional facilities to support the larger regional and national system operators that have historically centralized their repair and maintenance functions. Our establishment of regional service centers positions us to meet the needs of these larger operators.

Market Disparities

         The digitalization process in major U.S. markets generates obsolete analog equipment which may have considerable utility in other smaller or less-developed markets. This kind of disparity has existed through several generations of analog equipment, and it affords us a continuing opportunity to acquire, refurbish and resell excess new and used equipment.

Our Business

         Our business model is to enter into comprehensive servicing arrangements with broadband equipment manufacturers and system operators. These arrangements are based on a core menu of services consisting of:

         o initializing new equipment for system operators prior to installation; and

         o calibrating, repairing, upgrading and maintaining the equipment as an authorized warranty servicer for manufacturers and under post-warranty arrangements for system operators.

         In conjunction with these core services, we offer a variety of logistics functions, including tracking of customer inventory (by monitoring the warranty and upgrade status of individual units of equipment on a real time basis), and receiving, storing, packing and shipping new and used customer assets to multiple locations.

         Thus, we offer manufacturers and system operators:

         o a single relationship for all digital equipment service requirements;

         o the delivery of top quality technical support and reliable maintenance and related services, using our proprietary production processes and tracking and quality control systems;

         o a close relationship through strong regional operations which allows us to respond quickly to their needs and provide fast turn-around;

         o a real-time tracking system to monitor location of their assets in our possession and the progress of these assets through any process we manage; and

         o        logistics, warehousing and resale services.

         We continue to function as a broker and distributor of new and refurbished broadband equipment, primarily in secondary and international markets. During fiscal 2001 we derived a significant portion of our revenues from these activities. Revenue from these activities is subject to significant risks, however, because it depends on potentially volatile levels of capital expenditures by the system operators who access the surplus equipment market. The equipment we currently sell and service for manufacturers and system operators includes analog converters, cable and digital subscriber line modems, linegear, headend, power generators and power supplies, and test equipment. We believe that our capability to deal with used and surplus equipment helps foster relationships with the large system operators we are targeting as customers for digital repair. Over the next several years, we anticipate that our relatively low-margin equipment sales activities will represent a decreasing portion of our total revenues as our volume in repair and related services increases.

Operations

         We have regional service centers in the Midwest (Columbus, Ohio), MidAtlantic (New Castle, Delaware), Southeast (Hollywood, Florida), Northeast (Montreal) and Southwest (Los Angeles). Each of our regional service centers is equipped to perform a variety of testing and other technical service functions on items of broadband equipment received from our customers. We maintain appropriate test equipment and spare parts inventories at each location. Each facility is staffed with engineers and technicians who are continually trained in procedures to process equipment in accordance with applicable warranty requirements. We typically provide our customers with our own six-month warranty that equipment we process is operating according to manufacturers' specifications. Our internal reporting structure provides information regarding the work performed on each unit processed, and we provide this information to the operator and manufacturer for evaluation.

         From our regional service centers we perform the following operations:

         Initialization-We coordinate the shipment of new equipment from the manufacturer to the system operator, enter the serial numbers of the digital decoder boxes in the system operator's billing system, download the operational platform, and preview the application guide and generic channel map.

         Calibration, Repair, Upgrade and Maintenance - We calibrate, repair, upgrade and maintain a variety of broadband system components. We handle analog and digital decoders and cable modems, linegear, headend, and power supplies.

         Logistics Services - We store and distribute new and used equipment for equipment manufacturers and system operators. We provide secure storage at our regional service centers pending allocation and delivery of equipment to designated systems

         Resale Services - We purchase surplus broadband equipment from system operators and resell it.

         International Distribution - On behalf of certain manufacturers, we act as a licensed distributor of certain broadband equipment to system operators outside the United States, primarily in South and Central America. We distribute, among other things, power supplies, fiber, cable, connectors, passives and taps.

Competition

         Our primary competition in North America is a privately owned company that we believe has capacity similar to ours and is authorized to provide warranty service for three major suppliers of digital cable set top boxes. Financial information about this competitor is not publicly available.

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

         We expect that our principal longer term competitors may be the manufacturers and system operators, who are our target customers. Virtually all of them are potentially capable of performing the services we now offer. Attracting and retaining their business will depend, among other things, upon our ability to convince them of the economies and efficiencies afforded to them by outsourcing these services and our actual continuing cost-effective performance of these services on a timely basis.

Customers

         Our customers consist principally of (1) equipment manufacturers, for whom we typically do in-warranty maintenance and (2) broadband system operators for whom we typically do out-of-warranty maintenance and provide logistics and recycling and redistribution services (including acting as a dealer for purposes of acquiring, refurbishing and disposing of their used equipment through matching sales in other markets).

         Currently those of our customers who are system operators are cable television system operators. We plan to offer services to direct broadcast satellite providers as and when justified by market conditions.

In-Warranty Repair for Manufacturers:

We are approved as an "In-Warranty Service Center" by:

o Scientific Atlanta for digital decoders and for advanced analog decoders and analog converters in Canada and the United States,
o        Pace Micro Technology for digital decoders in North America,
o Motorola (which manufactures under the brand name General Instruments) for digital decoders, analog decoders and analog converters in Canada and the United States,
o Com21 (TBC Friday) for all cable modems repaired in the United States, and
o        Alpha Technologies for power supplies in the United States.

Out-of-Warranty Repair for System Operators:

Our principal customers among system operators include:

o        Adelphia
o        AOL-Time Warner
o        AT&T Broadband,
o        Ameritech New Media,
o        Cablevision,
o        Charter,
o        Comcast,
o        Cox,
o        Insight Communications, and
o        Videotron.

         We currently provide redistribution services to customers outside the United States for

o        Alpha Technologies,
o        ADC,
o        Gilbert,
o        Aegis, and
o        Times Fiber.

         We are not primarily dependent on any single customer. During the 12 months ended September 30, 2001, our three largest customers accounted for approximately 28% of our total revenues.

Sales and Marketing

         Our sales activities are generated through relationships developed by our corporate executives and by our sales personnel. We have established direct contacts with major equipment manufacturers and system operators in the United States, Canada, Mexico, Central America and Latin America.

Employees

         As of September 30, 2001, we employed approximately 201 people, including 150 in production, 15 in sales and marketing, and 36 in management and administration. Currently none of our employees in the United States are represented by a labor union or are subject to a collective bargaining agreement. Our production employees in Canada are represented by a labor union and are subject to a collective bargaining agreement. We believe that our relations with our employees are good.

Research and Development

         Since our services are based on the use of technology developed and supplied by others, we do not expend material resources on research and development.

Government Regulation

         Our operations are not subject to direct regulation or licensing under federal, state, or local laws or regulations. While the operation of broadband systems in the United States and Canada is subject to extensive regulation, such regulation has only an indirect effect on our business.

                             SELECTED FINANCIAL DATA

                       Statement of Operations Data:                                Fiscal 2001          Fiscal 2000
--------------------------------------------------------------------------------   ------------         ------------
Revenues .......................................................................   $ 14,615,676         $ 10,865,748
Cost of sales ..................................................................     10,739,251            6,952,832
                                                                                   ------------         ------------
   Gross profit ................................................................      3,876,425            3,912,916

Selling, general and administrative expenses ...................................      7,593,660            3,483,023
                                                                                   ------------         ------------
   (Loss) income from operations ...............................................     (3,717,235)             429,893

 Total other income (expense) ..................................................        210,613             (484,644)
                                                                                   ------------         ------------
Loss before income taxes .......................................................     (3,506,622)             (54,751)
Benefit (provision) for income taxes
   Current .....................................................................        (65,000)            (240,000)
   Deferred ....................................................................      1,509,000               34,000
                                                                                   ------------         ------------
       Total benefit (provision) for income taxes ..............................      1,444,000             (206,000)
                                                                                   ------------         ------------
Loss from continuing operations ................................................     (2,062,622)            (260,751)
Discontinued operations
   Loss from operations of discontinued division, net of tax benefit of $0
       and $19,000 respectively ................................................             --              (68,773)

   Gain (loss) on disposal of division, net of tax (expense) benefit of
       ($104,000) and $266,000 respectively ....................................        169,076             (797,204)
                                                                                   ------------         ------------

Net loss .......................................................................   $ (1,893,546)        $ (1,126,728)
                                                                                   ============         ============

    Net loss per share - basic and diluted .....................................   $      (0.39)        $      (0.52)
                                                                                   ============         ============

    Weighted average shares outstanding ........................................      4,837,733            2,177,324
                                                                                   ============         ============





                            Balance Sheet Data:                                        As of                As of
--------------------------------------------------------------------------------   September 30,        September 30,
                                                                                       2001                 2000
                                                                                   ------------         ------------
Working capital ................................................................   $ (2,578,362)        $  8,136,392

Total assets ...................................................................     21,051,608           16,240,737

Long-term debt, including current portion of line of credit ....................        773,342            1,296,732

Shareholders' equity ...........................................................     11,025,703           12,707,915

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following commentary should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Part F/S below.

Overview

         A Novo Broadband, Inc. ("we" or the "Company") is engaged primarily in the industrial scale repair and servicing in North America of broadband equipment for equipment manufacturers and operators of cable and other broadband systems. Formerly known as Cable Link, Inc., we changed our name in February 2001, to reflect a fundamental change in our business and our association with a group of affiliated companies operating throughout Europe and in North and South America under the A Novo name. In the past year, we have adapted and expanded our operations to enable us to offer a range of equipment repair and maintenance services at five regional service centers strategically located in proximity to national and regional broadband system operators. We have taken this step to meet anticipated repair service opportunities stemming from the ongoing consumer-driven shift of broadband signal delivery in the United States and Canada from analog to digital format.

         Our goal is to be the largest and most successful digital equipment service provider to the broadband market in North America. To achieve this goal, we have established and are continuing to build relationships with broadband equipment manufacturers and system operators who are the primary candidates for our services. We offer them the opportunity to achieve significant economies and efficiencies by outsourcing their repair and service functions. We perform these functions for our customers utilizing high volume processing techniques that have been implemented successfully in Europe and are available to us through our relationship with the A Novo Group. In Europe, A Novo Group has been servicing the broadband equipment industry for more than five years, providing digital equipment screening and testing, calibration, repair, upgrade and maintenance both in and out of warranty. In the U.S., we have been providing a variety of equipment-related services to system operators and equipment manufacturers since 1987.

         We believe that the resources and experience of the A Novo Group in combination with our new management team, existing skilled labor force, technical knowledge base and industry relationships position us to capture a significant early share of an expanding North American market.

         A critical component of our strategy is to obtain designation as an authorized in-warranty service provider for the principal manufacturers of digital broadband equipment. With each such designation, we gain access to the proprietary and technical information that is essential for performance of the required warranty services for the manufacturer's sophisticated digital equipment and, in turn, enables us to perform out-of-warranty repair and maintenance work for both the manufacturer and the system operators that use its equipment. Without each specific manufacturer's authorization and proprietary information, there is no practical way to access the service market for its digital equipment. Through existing contacts, in fiscal 2001, we became an authorized in-warranty service provider for digital broadband equipment manufactured by Scientific Atlanta and Pace Micro Technology. In addition, through our acquisition of the repair business of Broadband Services, Inc., we became an in-warranty service provider for digital broadband equipment manufactured by Motorola.

         Our business model is to enter into comprehensive servicing arrangements with broadband equipment manufacturers and system operators. These arrangements are based on a core menu of services consisting of:

         o initializing new equipment for system operators prior to installation; and

         o calibrating, repairing, upgrading and maintaining the equipment as an authorized warranty servicer for manufacturers and under post-warranty arrangements for system operators.

         In conjunction with these core services, we offer a variety of logistics functions, including tracking of customer inventory (by monitoring the warranty and upgrade status of individual units of equipment on a real time basis), and receiving, storing, packing and shipping new and used customer assets to multiple locations.

         We continue to function as a broker and distributor of new and refurbished broadband equipment, primarily in secondary and international markets. During fiscal 2001 we derived a significant portion of our revenues from these activities. Revenue from these activities is subject to significant risks, however, because it depends on potentially volatile levels of capital expenditures by the system operators who access the surplus equipment market. The equipment we currently sell and service for manufacturers and system operators includes analog converters, cable and digital subscriber line modems, linegear, headend, power generators and power supplies, and test equipment. We believe that our capability to deal with used and surplus equipment helps foster relationships with the large system operators we are targeting as customers for digital repair. Over the next several years, we anticipate that our relatively low-margin equipment sales activities will represent a decreasing portion of our total revenues as our volume in repair and related services increases and provides the majority of our revenues.

Results of Operations

Sales

         Our sales consists of revenues from

         o        the repair of set top boxes, linegear, and power supplies;

         o asset management, warehousing, and logistics for cable equipment;

         o        sale of refurbished line gear and power supplies; and

         o        brokerage and sales of refurbished cable equipment.

         Sales for fiscal 2001 increased 35%, to $14.6 million, as compared to $10.9 million for fiscal 2000. As a result of the increased focus on repair of set top boxes, repair revenue increased 188% to $ 2.2 million, as compared to $764,000 for fiscal 2000. Also, we recorded our first logistics revenue totaling $633,000 in fiscal 2001. Sales from international distribution increased 149%, to $3.5 million in fiscal 2001, as compared to $1.4 million for fiscal 2000. Brokerage sales increased 40% to $5.3 million, as compared to $3.8 million in fiscal 2000. Finally, sales of refurbished products decreased 39% to $3.0 million from $4.9 million in fiscal 2000.

         Our new business plan is focused on increasing repair and logistics revenues which we expect will be generated by our relationships with the manufacturers of equipment for the broadband market and the system operators that use them. Specifically, we are targeting service and repair opportunities for digital set top boxes for the cable industry, cable modems, and digital subscriber line modems. However, brokerage and distribution sales are currently necessary to sustain existing relationships and to develop new relationships with system operators. Additionally, these activities are necessary to generate revenues which will assist in funding our broader strategy.

         The acquisition of the assets constituting the repair division of Broadband Services, Inc., which provided us in-warranty repair authorization for Motorola products, as well as the in-warranty repair authorization designation for Scientific Atlanta products, should result in increased sales of repair services in fiscal 2002. For fiscal 2001, we recorded revenue from the newly acquired repair business only for the month of September 2001.

Cost of Goods Sold

         The cost of goods sold was 73% of sales in 2001, compared to 64% in 2000. The overall gross margin percentages decreased over the two years, as a result of an overall different mix of revenues and a writedown of inventory related to the Company's refurbishment business. The cost of goods sold for brokerage and refurbishment was higher this year than last year, as the slowdown in capital expenditures in the cable industry caused selling prices to compress. These higher costs were mitigated in fiscal 2001 by logistics revenue, which has a relatively high gross margin.

          Margins for the current year were also adversely affected by the expansion of capacity in our regional service centers. Direct labor expense associated with the increased capacity is recognized in costs of goods sold. We expect margins to increase as utilization of the expanded capacity improves.

Operating Expenses

         Operating expenses increased $4.1 million, or 118%, to $7.6 million in fiscal 2001 from $3.5 million in fiscal 2000. Most of this increase is directly attributable to the costs associated with our expanded capacity. We incurred an additional $1.4 million of operating expenses during 2001 compared to 2000 because of our expanded capacity. An additional $130,000 in operating expenses is attributable to amortization of goodwill relating to acquisitions prior to July 1, 2001. Additionally, we have expanded our corporate staff to implement the change in our business plan and manage our new administrative requirements. This addition in staff and related expenses contributed $1.5 million of the increase. We also recorded approximately $600,000 in severance costs for employees terminated as of September 30, 2001.

Other Income and Expenses

         As a result of the $12,000,000 equity investment we received in August of 2000, we maintained a significant cash balance during most of the year, which resulted in our realizing interest income of $270,000 in fiscal 2001. There was no interest income recorded in 2000. In fiscal 2000, immediately prior to the equity investment, we entered into a five-year employment agreement with our former chief executive officer, now our chief development officer, under which he received a $400,000 bonus following the investment.

Income Tax Provision

         The effective tax rate on continuing operations was 41.2% for fiscal 2001 compared to 376.2% for fiscal 2000. The decrease is due to the timing of events and the recording of deferred tax assets relating to the write off of goodwill as a result of the discontinuance of certain operations in fiscal 2000. We have not recorded any valuation allowance against our deferred tax assets, because it is management's belief that we will realize profits in the near term that will fully utilize our net operating loss carryforwards.

Discontinued Operations

         In February 2000, we decided to close our subsidiary, Auro, and the operations of Auro were discontinued on February 21, 2000. As of December 31, 1999, we recorded a charge for the expected loss on disposition of Auro's assets, net of tax effects. The assets were written down to their estimated net realizable values. During fiscal 2001, we adjusted the remaining liabilities that had been recorded on Auro's books, and realized a gain of $169,000, net of income taxes. Pursuant to a guaranty, in October 2000, we satisfied indebtedness of Auro to a commercial bank. The indebtedness was reflected as a liability on our balance sheet as of September 30, 2000.

Liquidity and Capital Resources

         For fiscal 2000 and fiscal 2001, we met our operating cash requirements by using excess cash and by borrowing under a credit line from a commercial bank. In fiscal 2000, we obtained $12 million from the private sale of equity to A Novo. During 2001, we used $10.6 million in cash for investing activities; including $2.4 million for property and equipment and $8.2 million for our purchase of the repair business of Broadband Services, Inc.

         On August 31, 2001, we purchased assets constituting the repair business of Broadband Services, Inc. for $8 million cash, subject to post-closing adjustments, and the assumption of certain related liabilities. To fund the acquisition we used existing cash and a $4.97 million bridge loan from our affiliate, A Novo Americas, due on January 30, 2002, with interest at 2% over EURIBOR (not to exceed 6%). The bridge loan is convertible into shares of our common stock at $1.40 per share (a maximum of 3,786,640 shares as of December 14, 2001 based on a loan balance of $5.30 million as of that date). Our working capital deficit at September 30, 2001, reflects the outstanding bridge loan balance as a short-term liability. Management expects the bridge loan to be extended or converted at maturity.

         We maintain a credit facility with a commercial bank providing for advances of up to $1.5 million, with interest on the advances at the bank's prime rate plus 1%. The facility is secured by substantially all of our assets. Balances under the facility are due, and the facility expires, on January 31, 2002. Advances under the facility totaled $500,000 outstanding at September 30, 2001and $1.49 million outstanding at January 4, 2002.

       We are currently in discussions with a different financial institution to obtain a new $3.0 million credit facility, a portion of which would be used to repay our existing credit facility at or prior to its maturity. We cannot be certain that we will obtain this new facility.

         We believe that the proposed new credit facility together with cash flow from operations and working capital advances from A Novo SA will be adequate to meet our working capital and capital expenditure needs for fiscal 2002. If we are unable to obtain the new facility or our parent does not provide required advances, we will have immediate need for an alternate source of liquidity to meet our working capital requirements. We cannot be certain that we will be able to obtain an alternate source of working capital on a timely basis.

         An important element of our business strategy has been the acquisition of similar businesses and the integration of such businesses into our existing operations. Any future such acquisitions would probably require that we obtain additional financing through the public or private issuance of additional debt or equity securities.

Recent Accounting Pronouncements

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". These statements prohibit pooling-of-interests accounting for transactions initiated after June 30, 2001, require the use of the purchase method of accounting for all combinations after June 30, 2001, and establish new standards for accounting for goodwill and other intangibles acquired in business combinations. Goodwill will continue to be recognized as an asset, but will not be amortized as previously required by APB Opinion No. 17, "Intangible Assets." Certain other intangible assets with indefinite lives, if present, may also not be amortized. Instead, goodwill and other intangible assets will be subject to periodic (at least annual) tests for impairment and recognition of impairment losses in the future could be required based on a new methodology for measuring impairments prescribed by these pronouncements. The revised standards include transition rules and requirements for identification, valuation and recognition of a much broader list of intangibles as part of business combinations than prior practice, most of which will continue to be amortized. Our prospective financial statements may be significantly affected by the results of future periodic tests for impairment as well as the lack of amortization of goodwill. In addition, the amount and timing of non-cash charges related to intangibles acquired in business combinations will change significantly from prior practice.

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which will be effective for fiscal years beginning after June 15, 2002. This statement requires companies to recognize asset retirement liabilities when they are incurred, measure them at their fair value, and classify the accrued amount as a liability in the balance sheet. Additionally, the recorded asset retirement liability is accreted to the ultimate payout amount, with the accretion being classified as interest expense. The Company does not expect the adoption of this statement to have a material impact on its financial position and its results of operations.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Live Assets" which will be effective for fiscal years beginning after December 31, 2001. This statement address accounting for the impairment or disposal of long-lived assets by requiring one accounting model to be used for long-lived assets to be disposed if by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposable transactions. The effect of adoption of this new pronouncement is unknown at this time and Management is assessing the impact of adoption, if any, at the present time.

ITEM 7.  DESCRIPTION OF PROPERTY

         We occupy buildings that contain approximately 128,500 square feet of office, plant and warehouse space at six locations in the United States and Canada. All of this space is leased under agreements that expire at various dates through 2009. Our principal facilities are as follows:


                                   Approximate
      Location                     Square Feet       Description                            Lease Term
      --------                     -----------       -----------                            ----------
      Hollywood, Florida                24,000       Offices, plant and warehouse          February 2006
      Columbus, Ohio                    70,000       Offices, plant and warehouse          December 2009
      Los Angeles, California           24,000       Offices, plant and warehouse          November 2005
      Newport, Delaware                 40,000       Offices, plant and warehouse          June 2003
      Milwaukee, Wisconsin               6,000       Warehouse                             July 2002
      Montreal, Canada                  12,000       Offices, plant and warehouse          June 2003

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

         In the Northeast, in addition to our own offices in Montreal, we have access to 88,000 square feet of nearby plant and warehouse space leased by a subcontractor.

ITEMS 8-11 The information required by these items is set forth in the Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on May 13, 2001 or in an Amendment to this 10KSB and is incorporated herein by this reference.

                                     PART II

ITEM 1. MARKET PRICE HAVE AND DIVIDENDS ON THE ISSUER'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

         Our Common Stock is traded on the NASDAQ Bulletin Board. The range of high and low bids for the Common Stock for each quarter during the two years ended September 30, 2001, is as follows:

         Fiscal 2000                                                                     High        Low
         ----------------------------------------------------------------------------    ----        ---
         Quarter Ended December 31, 1999.............................................   $ 1.19  $  0.69
         Quarter Ended March 31, 2000................................................     6.50     0.73
         Quarter Ended June 30, 2000.................................................     4.00     1.69
         Quarter Ended September 30, 2000............................................     4.94     1.94

         Fiscal 2001
         ----------------------------------------------------------------------------
         Quarter Ended December 31, 2000.............................................   $ 4.38  $  2.00
         Quarter Ended March 31, 2001................................................     4.50     3.13
         Quarter Ended June 30, 2001.................................................     4.90     3.30
         Quarter Ended September 30, 2001............................................     4.30     2.35

         These amounts reflect inter-dealer quotations, without retail mark-up, mark down or commission, and may not represent actual transactions. There were approximately 77 holders of our Common Stock of record on November 30, 2001. All amounts shown have been adjusted for prior stock splits and stock dividends.

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

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors and persons who own more than 10% of a registered class of the Company's equity securities (collectively, the "Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of these reports. To the Company's knowledge, based solely on a review of the Forms 3, 4, and 5 submitted to the Company during and with respect to Fiscal 2001, there are no known failures to file a required Form 3, 4 or 5 and, except for a late filing of a Form 4 by each of A Novo Americas LLC and A Novo SA and a late filing of a Form 3 by William Kelly, no known late filings of a required Form 3, 4 or 5 during Fiscal 2001 by any person required to file such forms with respect to the Company pursuant to Section 16 of the Exchange Act.

ITEM 6. REPORTS ON FORM 8-K.

         On September 17, 2001, we filed a current report on Form 8-K in connection with our purchase of substantially all the assets of the repair business of Broadband Services, Inc.

         On November 6, 2001, we filed an amended current report on Form 8-K/A in connection with our purchase of substantially all the assets of the repair business of Broadband Services, Inc.

                                    PART F/S

                             A NOVO BROADBAND, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                   * * * * * *

                               For the Years Ended
                           September 30, 2001 and 2000

C O N T E N T S

                                                                          Page

INDEPENDENT AUDITORS' REPORT                                              F-2

CONSOLIDATED BALANCE SHEETS                                               F-3

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS              F-5

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY                F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS                                     F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                F-9

To the Board of Directors and Stockholders
A Novo Broadband, Inc. and subsidiaries
Hollywood, Florida



INDEPENDENT AUDITORS' REPORT


         We have audited the accompanying consolidated balance sheets of A Novo Broadband, Inc. and subsidiaries (the Company) as of September 30, 2001, and September 30, 2000, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of A Novo Broadband, Inc. and subsidiaries as of September 30, 2001, and September 30, 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.





GBQ Partners LLP

Columbus, Ohio
November 8, 2001

                     A NOVO BROADBAND, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                  September 30,    September 30,
                                                      2001             2000
                                                 ------------      ------------
   CURRENT ASSETS
   Cash ....................................     $    320,696      $  7,104,915
   Accounts receivable, net ................        4,267,857         2,508,590
   Inventories, net ........................        1,871,350         1,481,718
   Notes receivable-related parties ........          200,000           200,000
   Prepaid and other assets ................          163,306           160,324
   Deferred income taxes ...................          541,000            47,000
                                                 ------------      ------------

     Total current assets ..................        7,364,209        11,502,547
                                                 ------------      ------------

PROPERTY AND EQUIPMENT, at cost
   Furniture and fixtures ..................        1,217,341           644,705
   Equipment ...............................        2,885,684           862,253
   Leasehold improvements ..................          523,371           210,241
   Construction in progress ................           57,000                --
                                                 ------------      ------------
                                                    4,683,396         1,717,199

   Less accumulated depreciation ...........       (1,216,323)       (1,015,459)
                                                 ------------      ------------

     Net property and equipment ............        3,467,073           701,740
                                                 ------------      ------------

OTHER ASSETS
   Notes receivable-related parties ........               --           200,000
   Goodwill, net ...........................        8,528,807         3,167,411
   Deferred income taxes ...................        1,552,000           641,000
   Other assets ............................          139,519            28,039
                                                 ------------      ------------

     Total other assets ....................       10,220,326         4,036,450
                                                 ------------      ------------

TOTAL ASSETS ...............................     $ 21,051,608      $ 16,240,737
                                                 ============      ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     A NOVO BROADBAND, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   September 30,   September 30,
                                                        2001           2000
                                                   ------------    ------------
   CURRENT LIABILITIES
   Current portion of long-term obligations ....   $    190,008    $    192,496
   Notes payable - bank ........................        500,000         937,569
   Note payable - related party ................      4,971,940              --
   Accounts payable ............................      3,039,259       1,911,285
   Accrued expenses
     Payroll and related taxes .................        990,935         223,577
     Other .....................................        250,429         101,228
                                                   ------------    ------------

     Total current liabilities .................      9,942,571       3,366,155
                                                   ------------    ------------

LONG-TERM LIABILITIES ..........................         83,334         166,667

     Total liabilities .........................     10,025,905       3,532,822
                                                   ------------    ------------

STOCKHOLDERS' EQUITY
   Common stock ................................          4,915      13,449,014
   Additional paid-in-capital ..................     13,861,873         159,136
   Accumulated other comprehensive loss ........        (47,304)             --
   Retained deficit ............................     (2,793,781)       (900,235)
                                                   ------------    ------------

     Total stockholders' equity ................     11,025,703      12,707,915
                                                   ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....   $ 21,051,608    $ 16,240,737
                                                   ============    ============


         The accompanying notes are an integral part of the consolidated financial statements.

                     A NOVO BROADBAND, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPRENHENSIVE LOSS

                                                                 Year Ended     Year Ended
                                                                  9/30/01        9/30/00
                                                               ------------    ------------
Revenues ...................................................   $ 14,615,676    $ 10,865,748

Cost of sales ..............................................     10,739,251       6,952,832
                                                               ------------    ------------

   Gross profit ............................................      3,876,425       3,912,916

Selling, general and administrative expenses ...............      7,593,660       3,483,023
                                                               ------------    ------------

   (Loss) income from operations ...........................     (3,717,235)        429,893
                                                               ------------    ------------

Other income (expense)
   Interest income .........................................        270,152              --
   Acquisition bonus .......................................             --        (400,000)
   Interest expense ........................................        (59,539)        (84,644)
                                                               ------------    ------------

       Total other income (expense) ........................        210,613        (484,644)
                                                               ------------    ------------

Loss before income taxes ...................................     (3,506,622)        (54,751)
                                                               ------------    ------------
Benefit (provision) for income taxes
   Current .................................................        (65,000)       (240,000)
   Deferred ................................................      1,509,000          34,000
                                                               ------------    ------------
       Total benefit (provision) for income taxes ..........      1,444,000        (206,000)
                                                               ------------    ------------

Loss from continuing operations ............................     (2,062,622)       (260,751)
Discontinued operations
   Loss from operations of discontinued division,
     net of tax benefit of $0 and $19,000 respectively ....              --         (68,773)

   Gain (loss) on disposal of division, net of tax (expense)
       benefit of ($104,000) and $266,000 respectively .....        169,076        (797,204)
                                                               ------------    ------------

Net loss ...................................................     (1,893,546)     (1,126,728)

Other comprehensive loss ...................................        (47,304)             --
                                                               ------------    ------------

Total comprehensive loss ...................................   $ (1,940,850)   $ (1,126,728)
                                                               ============    ============

Basic and diluted earnings per share:
    Loss from continuing operations ........................   $      (0.42)   $      (0.12)
    Gain (loss) on discontinued operations .................           0.03           (0.40)
                                                               ------------    ------------
    Net loss per share .....................................   $      (0.39)   $      (0.52)
                                                               ============    ============

    Weighted average shares outstanding ....................      4,837,733       2,177,324
                                                               ============    ============



         The accompanying notes are an integral part of the consolidated financial statements.

                     A NOVO BROADBAND, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 For the years ended September 30, 2001 and 2000

                                        Shares Issued
                                             and                                                      Accumulated
                                         Outstanding                     Additional      Retained        Other            Total
                                             of                           Paid-in       (Deficit)     Comprehensive    Shareholders'
                                         Common Stock   Common Stock      Capital        Earnings          Loss          Equity
                                         ------------   ------------    ------------   ------------    ------------    ------------
Balance at September 30, 1999 ........      1,695,076   $  1,472,357    $    136,136   $    226,493    $         --    $  1,834,986

Exercise of options and warrants .....         13,860         24,507              --             --              --          24,507

Common shares issued .................      3,040,666     11,952,150              --             --              --      11,952,150

Remittance of proceeds from a
     restricted stock sale ...........             --             --          23,000             --              --          23,000

Net loss .............................             --             --              --     (1,126,728)             --      (1,126,728)
                                         ------------   ------------    ------------   ------------    ------------    ------------
Balance at September 30, 2000 ........      4,749,602     13,449,014         159,136       (900,235)             --      12,707,915

Exercise of options and warrants .....        165,740         64,342         194,296             --              --         258,638

Issuance of $0.001 par value
     common stock ....................             --    (13,508,441)     13,508,441             --              --              --

Foreign currency translation
     adjustments .....................             --             --              --             --         (47,304)        (47,304)

Net loss .............................             --             --              --     (1,893,546)             --      (1,893,546)
                                         ------------   ------------    ------------   ------------    ------------    ------------
Balance at September 30, 2001 ........      4,915,342   $      4,915    $ 13,861,873   $ (2,793,781)   $    (47,304)   $ 11,025,703
                                         ============   ============    ============   ============    ============    ------------



         The accompanying notes are an integral part of the consolidated financial statements.

                     A NOVO BROADBAND, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Year Ended      Year Ended
                                                                         9/30/01         9/30/00
                                                                      ------------    ------------
   Cash Flows From Operating Activities
   Net loss .......................................................   $ (1,893,546)   $ (1,126,728)
                                                                      ------------    ------------
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
   Depreciation and amortization ..................................        535,077         350,095
   Loss on disposal of property and equipment .....................         54,304          11,299
   Provision (credit) for losses on receivables ...................             --         (67,242)
   Provision for inventory obsolescence ...........................        536,105              --
   Acquisition bonus ..............................................        200,000              --
   Deferred income taxes ..........................................     (1,509,000)        (34,000)
   (Gain) loss on disposal of division ............................       (169,076)        797,204
   (Increase) decrease in operating assets:
       Accounts receivable ........................................         96,936         (55,991)
       Inventories ................................................       (419,400)         24,042
       Prepaid and other assets ...................................        (32,536)         85,818
   Increase (decrease) in operating liabilities:
       Accounts payable ...........................................        870,207         250,323
       Accrued expenses ...........................................        871,917        (104,913)
                                                                      ------------    ------------
           Total adjustments ......................................      1,034,534       1,256,635
                                                                      ------------    ------------

Net cash (used in) provided by operating activities ...............       (859,012)        129,907
                                                                      ------------    ------------
Cash Flows From Investing Activities
Purchase of property and equipment ................................     (2,359,328)       (296,098)
Acquisition of assets of Broadband Services .......................     (8,227,876)             --
Acquisition of assets of Lavender .................................             --        (200,000)
Acquisition of assets of Les Telecommunications ...................             --      (2,756,484)
Loan to related party .............................................             --        (400,000)
                                                                      ------------    ------------
Net cash used in investing activities .............................    (10,587,204)     (3,652,582)
                                                                      ------------    ------------
Cash Flows From Financing Activities
Proceeds from sale of common stock and exercise of stock options
       and warrants ...............................................             --      11,976,657
                                                                                           213,447
Proceeds from restricted stock sale ...............................             --          23,000
Net payments on notes payable - bank ..............................       (437,569)       (860,366)
Borrowings on notes payable - related party .......................      4,971,940              --
Principal payments on long-term obligations .......................        (83,333)       (564,280)
Payments on covenants not to compete ..............................             --         (46,664)
Payments on capital lease obligations .............................         (2,488)        (31,329)
                                                                      ------------    ------------
Net cash provided by financing activities .........................      4,661,997      10,497,018
                                                                      ------------    ------------

Net (decrease) increase in cash ...................................     (6,784,219)      6,974,343

Cash - beginning of period ........................................      7,104,915         130,572
                                                                      ------------    ------------

Cash - end of period ..............................................   $    320,696    $  7,104,915
                                                                      ============    ============

         The accompanying notes are an integral part of the consolidated financial statements.

                     A NOVO BROADBAND, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                     Year Ended     Year Ended
                                                       9/30/01        9/30/00
                                                    -----------     -----------
Cash paid during the period for:
   Interest ......................................         25,783         84,643


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

The assets acquired and liabilities assumed as part of the acquisitions made are as follows:


Lavender Industries, Inc. ......................
   Current assets ..............................    $        --     $   181,733
   Net property and equipment ..................             --          97,920
   Goodwill ....................................             --         459,721
   Current liabilities .........................             --         (76,752)
   Long-term debt assumed ......................             --        (462,622)
                                                    -----------     -----------

       Cash paid ...............................    $        --     $   200,000
                                                    ===========     ===========

Les Telecommunications Valsysteme, Inc. ........
   Current assets ..............................    $        --     $    25,410
   Net property and equipment ..................             --          16,780
   Goodwill ....................................             --       2,714,294
                                                    -----------     -----------

       Cash paid ...............................    $        --     $ 2,756,484
                                                    ===========     ===========

Repair Division of Broadband Services, Inc. ....
   Current assets ..............................    $ 2,404,376     $        --
   Net property and equipment ..................        817,110              --
   Deposits - long-term ........................         40,900              --
   Goodwill ....................................      5,539,672              --
   Current liabilities .........................       (443,270)             --
                                                    -----------     -----------

       Cash paid ...............................    $ 8,358,788     $        --
                                                    ===========     ===========

The Company recorded a payable to Broadband Services, Inc. in the amount of $130,102 for the acquired net assets at September 30, 2001, which is included in the Company's accounts payable on the consolidated balance sheet. This amount was due as an adjustment based on the amount of net assets received by the Company.


         The accompanying notes are an integral part of the consolidated financial statements.

                     A NOVO BROADBAND, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    September 30, 2001 and September 30, 2000
================================================================================

NATURE AND SCOPE OF BUSINESS


      A Novo Broadband, Inc. (the Company) is a majority-owned (57%) subsidiary of A Novo Americas, LLC. The Company provides repair, calibration, upgrade and maintenance of analog and digital decoders, cable and DSL modems, linegear, headend, power generator and power supplies for equipment manufacturers and broadband system operators. The Company also provides screening, testing and profiling for new equipment for market introduction; asset management services; logistics systems and services; equipment resale services; and international distribution services. The Company has service centers in Columbus, Ohio; Los Angeles, California; New Castle, Delaware; Hollywood, Florida; and Montreal, Canada.

      The Company resold computer hardware and assembled computer hardware components into personal computers through a wholly owned subsidiary, PC & Parts, Inc., dba Auro Computer Services (Auro). The Company discontinued the operations of Auro on February 21, 2000.

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

      Principles of Consolidation

      The consolidated financial statements are on the accrual basis of accounting and include the financial statements of the Company, Auro, and the FSC for the years ended September 30, 2001 and 2000, and include the financial statements of A Novo Canada after the acquisition closing date of September 12, 2000. All material intercompany balances and transactions are eliminated in consolidation.

      The following unaudited proforma consolidated results of operations of the Company for the years ended September 30, 2001 and 2000 assume that the acquisition occurred on October 1, 1999. The proforma results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations.

                                                      2001              2000

Revenue                                        $   22,281,000    $   18,605,000

Loss before discontinued operations                (1,879,000)         (218,000)

Net loss                                           (1,709,924)       (1,083,977)

Earnings (Loss) per share

    From continuing operations                 $         (.39)   $         (.10)

    Discontinued operations                               .03              (.40)
                                               --------------    --------------

Total                                          $         (.36)   $         (.50)
                                               ==============    ==============

      Accounts Receivable

      The Company utilizes the allowance method of accounting for accounts receivable and has provided for possible uncollectible amounts in the accompanying financial statements approximately $130,000 and $6,000 as of September 30, 2001 and September 30, 2000, respectively.

      Foreign Currency Translation

      Assets and liabilities denominated in foreign currency are translated into U.S. dollars at the current rate of exchange existing at year-end and historical rates, as applicable, and revenues and expenses are translated at the average monthly exchange rates. Translation gains and losses resulting from changes in the exchange rates from year-to-year are accumulated in a separate component of stockholders' equity.

      Inventories

      The Company's inventories consist of parts used to refurbish, repair cable TV equipment, and new and used cable equipment. Inventory is valued at the lower of cost or market, using the weighted average-cost method. New and used inventory items are separately identified as items of inventory. The weighted average cost is calculated per item of inventory. Impairment and changes in market value are evaluated on a per item basis.

      If the cost of the inventory exceeds the market value evaluation based on total inventory, provisions are made for the difference between the cost and the market value. Provision for potential obsolete or slow moving inventory is made based on analysis of inventory levels, changes in technology and future sales forecasts.

      Property and Equipment

      Property and equipment is carried at cost, less accumulated depreciation, computed using the straight-line method over the estimated useful lives of the related assets. Furniture and fixtures, equipment, and rental equipment are depreciated over lives ranging from three to seven years. Leasehold improvements are depreciated over the shorter of the lease term or useful life of the improvement, generally six to seven years. Major renewals and betterments are capitalized and depreciated; maintenance and repairs that neither improve nor extend the life of the respective assets are charged to expense as incurred. Upon disposal of assets, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in income. Depreciation expense was $356,801 and $289,116 for the years ended September 30, 2001 and 2000, respectively.

      Goodwill

      In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". These statements prohibit pooling-of-interests accounting for transactions initiated after June 30, 2001, require the use of the purchase method of accounting for all combinations after June 30, 2001, and establish new standards for accounting for goodwill and other intangibles acquired in business combinations. Goodwill will continue to be recognized as an asset, but will not be amortized after adoption of SFAS 141 and 142. Certain other intangible assets with indefinite lives, if present, may also not be amortized. Instead, goodwill and other intangible assets will be subject to periodic (at least annual) tests for impairment and recognition of impairment losses in the future could be required based on a new methodology for measuring impairments prescribed by these pronouncements. The revised standards include transition rules and requirements for identification, valuation and recognition of a much broader list of intangibles as part of business combinations than prior practice, most of which will continue to be amortized. The Company's prospective financial statements may be significantly affected by the results of future periodic tests for impairment, which cannot be estimated. In addition, the amount and timing of non-cash charges related to intangibles acquired in business combinations will change significantly from prior practice.

      Goodwill was recorded to reflect the amount paid in August 2001 and August and September 2000 by the Company to acquire certain assets from unrelated companies in excess of the fair market value of the assets acquired and the liabilities assumed. Consistent with the new guidelines of SFAS 141 and 142, goodwill acquired as part of an acquisition after June 30, 2001 is not subject to amortization. Amortization is required on goodwill acquired as part of an acquisition prior to June 30, 2001 until the Company adopts SFAS 142. Goodwill is shown net of accumulated amortization of $184,880 and $6,604 as of September 30, 2001 and 2000 respectively.

      Warranty

      Warranties are extended on the repair of set top boxes for six months, and on new, repaired and refurbished cable products for periods of up to one year. The Company has established a reserve for warranties on certain products. Warranties are not extended for used cable equipment. The Company's warranty accrual is included in other accrued expenses on the consolidated balance sheet and was $42,000 at September 30, 2001. The Company did not accrue for warranty expenses at September 30, 2000.

    Revenue Recognition

      Revenues are recognized when the related products are completed and delivered or services are performed. Revenues from service contracts are recognized over the terms of the contract as services are provided.

    Earnings Per Share (EPS)

      The following table sets forth the computation of basic and diluted earnings per share:

                                                     Year Ended     Year Ended
                                                       9/30/01        9/30/00
                                                    ------------    -----------
Numerator:
    Loss from continuing operations .............   $ (2,062,622)   $  (260,751)
                                                    ============    ===========

Denominator:
    Denominator for basic earnings per share -
       Weighted-average shares outstanding ......      4,837,733      2,177,324
    Effect of dilutive securities:
       Employee stock options and stock warrants             n/a            n/a
                                                    ------------    -----------

    Denominator for diluted earnings per share ..      4,837,733      2,177,324
                                                    ============    ===========

Basic and diluted loss per share ................   $      (0.42)   $     (0.12)
                                                    ============    ===========

      Options to purchase 883,489 and 1,014,584 shares were not included in the compilation of diluted EPS for the years ended September 30, 2001 and 2000, respectively, because the Company had a loss from continuing operations. During the year ended September 30, 2000, options to purchase 100,000 shares were issued contingent on certain Company stock performance levels. The total contingent options at September 30, 2001 and 2000 were 100,000 and 230,500, respectively.

      Earnings per share is computed on the weighted average number of common shares outstanding including any dilutive options and warrants.

      Advertising

      The Company expenses advertising costs as incurred. Advertising expenses were $24,930 and $123,507 for the years ended September 30, 2001 and 2000, respectively.

      Income Taxes

      The Company and its U.S. subsidiaries file a consolidated federal income tax return. Income taxes or benefits are allocated to each company based on the earnings or losses of each company.

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

INVENTORIES

      Inventories at September 30, 2001 and September 30, 2000 were as follows:

                                             New           Used          Total
                                         -----------    -----------   -----------
September 30, 2001
    Parts ............................   $ 1,840,025    $        --   $ 1,840,025
    Converters .......................       239,584         17,883       257,467
    Linegear .........................       513,836         59,325       573,161
    Head-ends ........................       .29,035         12,662        41,697
                                         -----------    -----------   -----------
      Total ..........................   $ 2,622,480    $    89,870     2,712,350
                                         ===========    ===========
    Reserve for inventory obsolescence                                   (841,000)
                                                                      -----------
      Net inventory ..................                                $ 1,871,350
                                                                      ===========

September 30, 2000
    Parts ............................   $   463,172    $        --   $   463,172
    Converters .......................       110,123        302,887       413,010
    Linegear .........................       220,678        415,108       635,786
    Head-ends ........................         2,606         30,143        32,749
                                         -----------    -----------   -----------

      Total ..........................   $   796,579    $   748,138     1,544,717
                                         ===========    ===========
    Reserve for inventory obsolescence                                    (62,999)
                                                                      -----------
      Net inventory ..................                                $ 1,481,718
                                                                      ===========


LONG-TERM OBLIGATIONS

      Long-term obligations at September 30, 2001 and September 30, 2000 consist of the following:

                                                                                       9/30/01              9/30/00
                                                                                      ---------            ---------
          Note payable to the former owner of a business, payable in
            12 consecutive quarterly installments of $22,500,
            including interest at 4.58%.  The note is unsecured                       $ 166,667            $ 250,000

          Note payable to the former owner of a business with an
            annual interest rate of 6% and payable at a rate of 50% of the earnings before income tax of acquired division,
            beginning the fiscal year ended September 30, 2001.  The
            note is unsecured                                                           106,675              106,675

          Amounts due under capital leases, net of interest between 10.6% and
            13.9%. The capital leases include purchase options upon
            expiration. The capital leases are secured
            by the equipment                                                                 --                2,488
                                                                                      ---------            ---------

          Total                                                                         273,342              359,163

          Less current maturities                                                      (190,008)            (192,496)
                                                                                      ---------            ---------

          Long-term obligations                                                       $  83,334            $ 166,667
                                                                                      =========            =========

         Maturities of long-term obligations are as follows:

           2002 ................................................        $190,008
           2003 ................................................          83,334
                                                                        --------

           Total ...............................................        $273,342
                                                                        ========
NOTES PAYABLE - BANK

      The Company obtained a revolving credit line with a bank for $1,500,000 during 2001. The credit line is secured by substantially all assets of the Company and is payable on demand. The line matures on January 31, 2002, and interest is charged at prime plus 1% (7.0% at September 30, 2001). Outstanding borrowings were $500,000 at September 30, 2001.

      The Company had a revolving credit line with a bank for $2,350,000 during 2001 and 2000. The credit line was secured by substantially all assets of the Company and was payable on demand. The line matured on March 31, 2001 and interest was charged at prime plus 2% (10.50% at September 30, 2000). Outstanding borrowings at September 30, 2000 were $937,569. The agreement provided for certain covenants and restrictions including maintenance of certain minimum financial ratios.

      The Company had a note payable to a bank relating to the acquisition of Auro. The face amount of the note was $500,000 and interest was due monthly at prime plus 1%. The note was repaid in full during 2000.

NOTES PAYABLE - RELATED PARTY

      The Company received a bridge loan from its parent, A Novo Americas LLC, to fund part of the cost of the acquisition of the equipment repair business of Broadband Services, Inc. The unsecured loan, in the amount of $4,971,940, bears interest at a rate equal to the EURIBO rate plus 2%, not to exceed 6% (5.93% at September 30, 2001). The note matures on January 30, 2002. The note is convertible at the rate of one share for each $1.40 of principal and interest, at the election of the lender.

RETIREMENT PLAN

      The Company has a qualified salary deferral 401(k) retirement plan for the benefit of its U.S. employees. The employees must have attained age 21 to be eligible to participate in the plan. Effective April 2001, the Company amended its plan to match 50% of employee's deferrals, up to 6% of the employee's wages. Previously, the Company's contribution was discretionary, and the Company had elected not to make a contribution for the year ended September 30, 2000. During 2001, the Company contributed $5,094 to the plan.

INCOME TAXES


      The provision for income taxes consists of the following:

                                                                                          9/30/01             9/30/00
                                                                                       -----------          -----------
      Current expense
         Federal                                                                       $   (56,000)         $  (189,000)
         State and local                                                                    (9,000)             (51,000)
                                                                                       -----------          -----------
         Income tax expense                                                            $   (65,000)         $  (240,000)
                                                                                       ===========          ===========

      The components of the net deferred tax asset are as follows:
                                                                                          9/30/01             9/30/00
                                                                                       -----------          -----------
      Assets:
         Accounts receivable                                                           $    49,000          $     3,000
         Inventories                                                                       345,000               45,000
         Net operating loss                                                              1,668,000              576,000
         Covenants not-to-compete                                                               --               80,000

         Accrued expenses                                                                  147,000                   --
                                                                                       -----------          -----------
             Gross deferred tax assets                                                   2,209,000              704,000

      Liabilities:

         Property and equipment                                                           (116,000)             (16,000)
                                                                                       -----------          -----------
             Total net deferred tax asset                                              $ 2,093,000          $   688,000
                                                                                       ===========          ===========

      A reconciliation of the Company's effective tax benefit is as follows:

                                                                                          9/30/01             9/30/00
                                                                                       -----------          -----------

         Income tax at statutory rates                                                 $ 1,099,000          $   410,000
         State and local taxes, net of federal benefit                                     151,000              (34,000)
         Surtax and other rate differences                                                   4,000               (1,000)
         Permanent differences                                                              86,000             (338,000)
         Change in valuation allowance                                                          --               40,000
         State tax credits earned                                                               --                2,000
                                                                                       -----------          -----------
         Total benefit                                                                 $ 1,340,000          $    79,000
                                                                                       ===========          ===========


         As of September 30, 2001, the Company had approximately $4,400,000 of tax net operating loss carry forwards remaining to be utilized. The carry forwards begin to expire in 2017.

STOCKHOLDERS' EQUITY AND STOCK OPTIONS

      On February 15, 2001, the Company reincorporated in Delaware and converted its par value to $0.001 per share. All outstanding shares of the former Ohio Corporation were exchanged for an equal number of shares of the common stock of the Company. The Company's authorized number of shares of common stock was 20,000,000 with a par value of $0.001 per share at September 30, 2001. The Company's authorized number of shares of common stock was 10,000,000 with no par value at September 30, 2000. At September 30, 2001, 1,000,000 shares of $0.001 par value preferred stock were authorized. At September 30, 2000, 200,000 shares of no par value preferred stock were authorized. No preferred stock is issued or outstanding at September 30, 2001, or September 30, 2000.

      On August 7, 2000, the company sold 3,040,666 shares of common stock to A Novo Americas LLC in a private placement for $11,952,150 in cash. The share price for this transaction was determined by reference to the market price of the Company's common stock.

      The Company adopted the 1995 Stock Option Plan (1995 Plan) effective October 1995. In August 2000, the Company adopted the 2000 Stock Option Plan (2000 Plan). Both plans authorize the Company to grant options to directors, employees and consultants of the Company to purchase shares of the Company's common stock. The maximum number of shares that may be issued under the 1995 Plan was increased in June 2000 from 395,010 to 700,000. The maximum number of shares that may be issued under the 2000 Plan is 298,105. The 1995 Plan authorizes the Company to grant stock appreciation rights (SARs) to employees of the Company. An SAR may be issued, at the discretion of the Board of Directors, either in tandem or not in tandem with an Option. The holder of an SAR tandem to an Option is entitled to receive, upon exercise of the SAR, payment of an amount determined by multiplying the excess of fair market value of a share on the date the SAR is exercised over the exercise price of the related Option by the number of shares as to which the SAR has been exercised. The Board of Directors shall determine the exercise price of each SAR that is not in tandem with an Option at the time of granting the SAR, but in no event shall the exercise price be less than the fair market value of a share on the date such SAR is granted. The exercise of an SAR tandem to an Option shall cancel the related Option with respect to the number of shares as to which the SAR is exercised. At the discretion of the Board of Directors, payment upon the exercise of an SAR may be made in cash, shares of the company's common stock or any combination thereof. No options granted during 2001 or 2000 were granted in tandem with SARs.

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

                                                                           Year               Year
                                                                           Ended             Ended
                                                                          9/30/01           9/30/00
                                                                      -------------      -------------
            Net loss:
               As reported.......................................     $  (1,893,546)     $  (1,126,727)
               Pro forma.........................................     $  (2,173,449)     $  (1,379,530)

            Basic and diluted loss per share:
               As reported.....................................       $       (0.39)     $       (0.52)
               Pro forma.........................................     $       (0.45)     $       (0.63)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001 and 2000.


                                                                  Year Ended 9/30/01        Year Ended 9/30/00
                                                                 ----------------------    ----------------------
               Dividend yield..................................                     0%                        0%
               Expected volatility.............................                   151%                      120%
                                                                                             5.41%, 6.16%, 6.29%,
               Risk-free interest rates........................                  6.06%                 and 6.38%
               Expected lives..................................                5 years                   5 years

      A summary of the status of the Company's employee stock option grants as of September 30, 2001 and 2000 are presented below:

                                                           2001                                  2000
                                             ----------------------------------    ----------------------------------
                                                                   Weighted                               Weighted
                                                                   Average                                Average
                                                                   Exercise                               Exercise
                                                 Shares              Price             Shares               Price
                                                 ------              -----             ------               -----
            Beginning of year...........          550,264          $  2.52              352,004           $  1.55
            Granted.....................          165,000             4.00              321,000              3.37
            Exercised...................          (31,340)            1.63              (13,860)             1.26
            Cancelled...................         (142,178)            3.82             (108,880)             1.96
                                             ------------          -------           -----------          -------

            End of year                           541,746          $  2.66              550,264           $  2.52
                                             ============          =======           ==========           =======

                                                                                        2001                 2000
                                                                                        ----                 ----

      Options exercisable at year-end.................................                 273,004              274,514
                                                                                       =======              =======

      Weighted-average fair value of options granted during the year..                 $  3.68              $  2.50
                                                                                       =======              =======


      The following table summarizes information about employee stock options at September 30, 2001:

                                                         Weighted
                                     Number              Average            Weighted             Number           Weighted
                                   Outstanding          Remaining           Average           Exercisable          Average
        Range of Exercise         September 30,        Contractual         Exercise          September 30,        Exercise
             Prices                   2001           Life (In Years)         Price               2001               Price
      ----------------------    -----------------    -----------------   --------------    ------------------   --------------
      $0.8438 - $1.7682             176,594                6.43              $1.14              151,594             $1.17
      $2.25 - $4.00                 365,152                8.74              $3.40              121,410             $3.05

      A summary of the status of the Company's director and non-employee stock option grants as of September 30, 2001 and 2000 are presented below:


                                                           2001                                  2000
                                             ----------------------------------    ----------------------------------
                                                                   Weighted                               Weighted
                                                                   Average                                Average
                                                                   Exercise                               Exercise
                                                 Shares              Price             Shares               Price
                                                 --------          -------               -------          -------
            Beginning of year.............        464,320          $  1.75              459,320           $  1.74
            Granted.......................          5,000             4.00                5,000              2.25
            Exercised.....................       (114,600)            1.06                   --                --
            Cancelled.....................        (12,980)            4.17                   --                --
                                                 --------          -------               -------          -------

            End of year...................        341,740          $  3.03              464,320           $  1.75
                                                 ========          =======              =======           =======

                                                                                    2001                 2000
                                                                                   ------               ------

      Options exercisable at year-end....................................           341,740              464,320
                                                                                   ========             ========


      Weighted-average fair value of options granted during the year.....          $   3.68             $   1.79
                                                                                   ========             ========


      The following table summarizes information about director and non-employee stock options at September 30, 2001:

                                                         Weighted
                                     Number              Average            Weighted             Number           Weighted
                                   Outstanding          Remaining           Average           Exercisable          Average
        Range of Exercise         September 30,        Contractual         Exercise          September 30,        Exercise
             Prices                   2001           Life (In Years)         Price               2001               Price
      ----------------------    -----------------    -----------------   --------------    ------------------   --------------
      $0.8438 - $1.7682             250,480                2.34              $ 1.73             250,480             $1.73
      $2.25 - $4.00                  91,260                3.29              $ 2.44              91,260             $2.44

      The Chief Development Officer had 328,680 and 401,280 stock options outstanding as of September 30, 2001 and 2000, respectively, which were issued to him prior to employee by the Company. The stock options and SARs expire at various dates through 2006 and had an average exercise price of $1.88 and $1.64, at September 30, 2001 and 2000, respectively. He was granted additional options that are included in the employment stock options table. At September 30, 2000, he held warrants to purchase 19,800 shares of common stock for $0.93 per share. These warrants were exercised on December 22, 2000.

ACQUISITIONS AND ACQUISITION BONUS

      On September 4, 2001, the Company entered into an asset purchase agreement with Broadband Services, Inc. ("Seller"), pursuant to which the Company agreed to purchase substantially all of the assets of the Seller's equipment repair business. The purchase was consummated for a purchase price of $8,358,788. The Seller was engaged in the repair of set top boxes, both digital and analog. The acquisition was accounted for under the purchase method of accounting. Results of operations are included in the consolidated statements of operations from the date of purchase through September 30, 2001.

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

      On August 31, 2000, the Company entered into an asset purchase agreement with Lavender Industries, Inc. (Seller), pursuant to which the Company agreed to purchase substantially all of the assets of the Seller. The purchase of the assets was consummated on August 31, 2000, for a purchase price of $739,374. The Seller was engaged primarily in the business of selling new and refurbished cable television equipment. The acquisition was accounted for under the purchase method of accounting. Results of operations are included in the consolidated statements of operations from the date of purchase through September 30, 2000.

      On August 2, 2000, the Company entered into an Employment Agreement with its then Chief Executive Officer providing for a cash signing bonus of $400,000. This bonus was paid after the Company completed the private sale of $12,000,000 of its common stock to A Novo Americas LLC. The Company also loaned the former Chief Executive Officer the sum of $400,000, to be repaid in quarterly installments over two years with interest at 7.5%.


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

      Information related to the Company's reportable segments for the year ended September 30, 2001 is as follows:

                                                Cable         Computer
                                             Operations      Operations        Total
                                            ------------    ------------    ------------
        Revenues                            $ 14,615,676    $         --    $ 14,615,676
        Cost of revenues                      10,739,251              --      10,739,251
                                            ------------    ------------    ------------
        Gross profit                           3,876,425              --       3,876,425
        S, G & A expenses                      7,593,660              --       7,593,660
                                            ------------    ------------    ------------
        Loss from operations                  (3,717,235)             --      (3,717,235)
        Interest expense                         (59,539)             --         (59,539)
        Interest income                          270,152              --         270,152
                                            ------------    ------------    ------------
        Loss before taxes                     (3,506,662)             --      (3,506,662)
        Income tax benefit                     1,444,000              --       1,444,000
                                            ------------    ------------    ------------

        Loss from continuing operations     $ (2,062,622)                   $ (2,062,622)
                                            ============                    ============
        Gain from discontinued operations                   $    169,076         169,076
                                                            ============
        Net loss                                                            $ (1,893,546)
                                                                            ============

      Information related to the Company's reportable segments for the year ended September 30, 2001 is as follows:

          Total assets                      $ 22,264,657    $         --    $  2,264,657
          Intercompany receivables            (1,213,049)             --      (1,213,049)
                                            ------------    ------------    ------------
          Consolidated total assets         $ 21,051,608    $         --    $ 21,051,608
                                            ============    ============    ============

      Information related to the Company's reportable segments for the year ended September 30, 2000 is as follows:

                                                     Cable         Computer
                                                   Operations      Operations        Total
                                                  ------------    ------------    ------------
         Revenues                                 $ 10,865,748    $  3,258,987    $ 14,124,735
         Cost of revenues                            2,766,969       9,729,801
                                                                                     6,952,832
                                                  ------------    ------------    ------------
         Gross profit                                  482,018       4,394,934
                                                                                     3,912,916
         S, G & A expenses                             742,719       4,225,742
                                                                                     3,483,023
                                                  ------------    ------------    ------------
         Income (loss) from operations                 429,893        (260,701)        169,192
         Acquisition bonus                            (400,000)             --        (400,000)
         Interest expense                              (84,644)       (144,499)       (229,143)
         Other income                                       --         326,177         326,177
                                                  ------------    ------------    ------------
         Loss                                          (54,751)        (79,023)       (133,774)
         Income tax expense (benefit)                 (206,000)        285,000          79,000
         Goodwill amortization                          (8,750)         (8,750)
                                                                                  ------------
         Loss on disposal of division                       --      (1,063,204)     (1,063,204)
                                                  ------------    ------------    ------------
         Loss from continuing operations          $   (260,751)
                                                  ============
         Loss on discontinued operations                          $   (865,977)
                                                                  ============
         Consolidated net income (loss)                                           $ (1,126,728)
                                                                                  ============

          Depreciation and amortization expense   $    234,261    $    107,084    $    341,345
                                                  ============    ============    ============

      A reconciliation of the segments' total depreciation and amortization to the consolidated total depreciation and amortization is as follows:

            Segments' total depreciation and amortization           $  341,345
            Amortization of goodwill                                     8,750
                                                                    ----------
            Consolidated total depreciation and amortization        $  350,095
                                                                    ==========

      Information related to the Company's reportable segments for the year ended September 30, 2001 is as follows:

           Total assets                                    $ 19,521,991        $262,705        $19,784,696
           Investment in subsidiary at cost                   (676,590)              --           (676,590)
           Intercompany receivables                         (2,867,369)              --         (2,867,369)
                                                            -----------        --------        -------------
           Consolidated total assets                       $ 15,978,032        $262,705        $16,240,737
                                                           ============        ========        ===========

    OPERATING LEASE OBLIGATIONS

      The Company leases production and office space in Columbus, Ohio, New Castle, Delaware, Milwaukee, Wisconsin, Los Angeles, California, Hollywood, Florida, and Montreal, Canada. Rent expense was $676,000 and $364,000 for the years ended September 30, 2001 and 2000, respectively.

      Future minimum lease payments are as follows:

                        2002                           $ 801,000
                        2003                             624,000
                        2004                             502,000
                        2005                             508,000
                        2006                             197,000
                                                      -----------
                        Total                         $2,632,000
                                                      ===========

    CONCENTRATIONS OF CREDIT RISK

      The Company grants credit to customers in the United States, Canada and Central America. In most cases, sales terms for products sold in international markets other than Canada are cash in advance or cash on delivery. Additionally, the Company carries insurance on all significant international accounts receivable. Sales are denominated principally in U.S. dollars and, therefore, the Company does not have a significant foreign exchange rate risk. Sales to customers outside the United States were $4,087,890 and $2,396,463 for the years ended September 30, 2001, and 2000, respectively. Accounts receivable related to customers outside the United States were $2,377,450 and $650,623 as of September 30, 2001, and 2000, respectively.

    MAJOR CUSTOMERS AND SUPPLIERS

      As of September 30, 2001, 41% of the Company's accounts receivable was due from one customer. For the year ended September 30, 2001, approximately 12% of the Company's total revenues were from one customer.

    FOREIGN OPERATIONS

      A Novo Canada began operations in Montreal, Canada on September 12, 2000. As of September 30, 2001, the subsidiary had total assets of $3,305,000, of which $2,560,000 represented goodwill. As of September 30, 2000, the subsidiary had total assets of $2,938,000, of which $2,707,690 represented goodwill. A Novo Canada had $558,000 and $28,000 in revenues for the years ended September 30, 2001,and 2000, respectively.

    DISCONTINUED OPERATIONS

      On February 21, 2000, the Company decided to close and liquidate Auro. Auro's remaining assets were liquidated during the year ended September 30, 2000. As a result of this action, the Company has reflected Auro's results from operations as discontinued in the accompanying consolidated statements of operations. Interest on the bank debt related to Auro's acquisition is recorded as an expense in determining the loss on discontinued operations.

      The Company also recorded a charge for the loss on discontinuance of Auro operations, net of tax. Included in this loss is $819,262 for the write-down of assets to their estimated net realizable value upon collection and liquidation; $139,505 from the release of recorded warranty that Auro will not be able to fulfill; $162,448 in costs to liquidate and $221,000 operating losses prior to the discontinuance of operations. The unamortized balance of goodwill, $493,931, previously recorded at the time Auro was purchased, was written off in connection with the discontinuance of these operations.

      The remaining assets as of September 30, 2000 consisted of accounts receivable yet to be collected and a deferred tax asset. The net realizable value of these remaining assets is estimated at $260,000, including the deferred tax asset of $254,000. Pursuant to a guarantee, the Company satisfied Auro's bank debt of $784,046 subsequent to the year ended September 30, 2000. The liability was recorded in the consolidated balance sheet as of September 30, 2000.

      During the year ended September 2001, a portion of the liabilities that had been recorded on Auro's books were adjusted and gain recognized, net of tax of $169,076.

                                    PART III



    Items 1 and 2.         Index to Exhibits; Description of Exhibits.


------------------ ----------------------------------------------------------------------------------------
     Number        Exhibit
------------------ ----------------------------------------------------------------------------------------
     2.1 (1)       Certificate of Incorporation of the Company.
------------------ ----------------------------------------------------------------------------------------
     2.2 (1)       Bylaws of the Company.
------------------ ----------------------------------------------------------------------------------------
     3.1 (2)       1995 Stock Option Plan of the Company dated October 17, 1995.
------------------ ----------------------------------------------------------------------------------------
     3.2 (1)       2000 Stock Option plan of the Company dated August 7, 2000.
------------------ ----------------------------------------------------------------------------------------
     3.3(3)        Bridge Loan  Agreement  by and among the  Company,  A Novo  Americas  LLC and A Novo SA dated as of August 29, 2001.
------------------ ----------------------------------------------------------------------------------------
     3.4(3)        Amendment No. 1 dated  December 13, 2001 to the Bridge Loan  Agreement by and among the
                   Company, A Novo Americas LLC and A Novo SA dated as of August 29, 2001
------------------ ----------------------------------------------------------------------------------------
     3.5(3)        Amendment No. 2 dated  December 14, 2001 to the Bridge Loan  Agreement by and among the
                   Company, A Novo Americas LLC and A Novo SA dated as of August 29, 2001
------------------ ----------------------------------------------------------------------------------------
     6.1 (2)       Consulting Agreement by and between the Company and Bob Binsky dated October 1, 1996.
------------------ ----------------------------------------------------------------------------------------
     6.2(4)        Shareholders  Agreement by and among Bob Binsky,  A Novo Americas,  LLC and the Company dated August 4, 2000.
------------------ ----------------------------------------------------------------------------------------
     6.3(4)        Employment Agreement, between the Company and Bob Binsky dated August 4, 2000.
------------------ ----------------------------------------------------------------------------------------
     8.1(4)        Investment  Agreement by and between A Novo  Americas LLC and the Company  dated August
                   4, 2000.
------------------ ----------------------------------------------------------------------------------------
     8.2(5)        Asset   Purchase   Agreement   between  A  Novo  Canada   Enterprises   Inc.   and  Les
                   Telecommunications  Valsysteme Inc. and 9038-2847  Quebec Inc. and Jacques Franco dated
                   September 12, 2000.
------------------ ----------------------------------------------------------------------------------------
     8.3(6)        Asset  Purchase  Agreement  by and among the  Company,  ICS Sub,  Inc.,  and  Broadband
                   Services, Inc, dated as of August 13,2001.
------------------ ----------------------------------------------------------------------------------------
     10 (3)        Consent of Experts
------------------ ----------------------------------------------------------------------------------------

(1) Filed with the Securities and Exchange Commission as an exhibit to the issuer's proxy statement for its annual meeting of shareholders held on February 14, 2001.

(2) Filed with the Securities and Exchange Commission as an exhibit to the issuer's registration statement on Form 10-SB (file no. 0-2311).

(3)      Filed herewith.

(4) Filed with the Securities and Exchange Commission as an exhibit to the issuer's quarterly report on Form 10-Q for the fiscal period ended June 30, 2000.

(5) Filed with the Securities and Exchange Commission as an exhibit to the issuer's interim report on Form 8-K dated September 25, 2000.

(6) Filed with the Securities and Exchange Commission as an exhibit to the issuer's interim report on Form 8-K dated September 17, 2001.



                                     III-1

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 11, 2002

                       A NOVO BROADBAND, INC.



                       By:  /s/ William Kelly
                          -----------------------------------------
                            William Kelly, Chief Executive Officer and President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the issuer in the capacities indicated.


                  Signature                                 Title                                       Date
-----------------------------------------   ---------------------------------------------        ------------------

               /s/ Daniel Auzan             Chairman of the Board and Director                    January 11, 2002
-----------------------------------------
                Daniel Auzan

              /s/ William Kelly             President, Chief Executive Officer and Director       January 14, 2002
-----------------------------------------   (Principal Executive Officer)
                William Kelly

               /s/ John Maguire             John Maguire, Controller                              January 14, 2002
-----------------------------------------   (Principal Financial and Accounting Officer)
                John Maguire

              /s/ Henri Triebel
-----------------------------------------   Director                                              January 11, 2002
                Henri Triebel

              /s/ Pierre Brodeur            Director                                              January 11, 2002
-----------------------------------------
               Pierre Brodeur

              /s/ John Wilson               Director                                              January 11, 2002
-----------------------------------------
               John C. Wilson


                /s/ Bob Binsky              Director                                              January 11, 2002
-----------------------------------------
                 Bob Binsky




                                     III-2