Form 10KSB/A
period 2001-09-30
A NOVO BROADBAND INC
filed 2002-01-28
CIK 893139

SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                   -----------


                                  FORM 10-KSB/A

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
Yes  [X}     No
    ----       ----

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

The number of shares of the issuer's Common Stock outstanding as of January 15, 2002 was 5,045,542.

Transitional Small Business Disclosure Format. Yes [X]   No [ ]

Item 8.  DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES.

                                             Position And Offices
Directors               Age      Class (1)   With The Company
- ---------               ---      ---------   ----------------
Daniel Auzan            58       3           Chairman of the Board of Directors
William Kelly           48       3           Director, President and Chief Executive Officer
Bob Binsky              62       1           Director, Chief Development Officer
Pierre Brodeur          54       1           Director
Henri Triebel           48       2           Director
John C. Wilson          52       2           Director

(1) Messrs. Binsky and Brodeur are Class 1 directors whose terms expire at the 2002 annual meeting; Messrs. Triebel and Wilson are Class 2 directors whose terms expire at the 2003 annual meeting; and Messrs. Kelly and Auzan are Class 3 directors whose terms expire at the 2004 annual meeting.

Business Experience of Directors

         Daniel Auzan has been a director of the Company since August 2000. Since March 1990, Mr. Auzan has been the President of A Novo SA, a French company whose securities are listed on the Paris Stock Exchange ("AN France"). AN France diagnoses, upgrades, reconditions and repairs high-tech electronic equipment for payment terminals and for video communications, telecommunications and information technology applications and is the sole member of A Novo Americas LLC ("A Novo Americas"), the Company's parent.

         Bob Binsky has been a director of the Company since 1992 and has been the Company's Chief Development Officer since August 2000. From July 1995 to August 2000, Mr. Binsky was the Chairman of the Board of the Company, and from October 1994 to August 2000, he was the Chief Executive Officer of the Company. Mr. Binsky also serves as a director of PH Group, Inc., Columbus, Ohio and Kahiki Foods, Inc., Columbus, Ohio, and he is on the Advisory Board of Directors of Regional Reps of Cleveland, Ohio.

         Pierre Brodeur has been a director of the Company since August 2000. Mr. Brodeur has been the President and Chief Executive Officer of Sico Inc., a Canadian manufacturer of architectural paints and industrial coatings, since December 1996. From August 1993 to December 1996, Mr. Brodeur served as President of Weston Bakery, a Canadian manufacturer of bread products and other baked goods.

         William Kelly was elected a director of the Company in January 2002. Mr. Kelly joined the company in September 2001, as Chief Operating Officer, and became the President and Chief Executive Officer of the Company on December 23, 2001. Before joining the Company, he had been, since December 1999, Executive Vice President and General Manager of the repair division of Broadband Services, Inc. From June 1995 to December 1999, Mr. Kelly was President of the repair division of Itochu Cable Services Inc.

         Henri Triebel has been a director of the Company since August 2000. Mr. Triebel has been the Managing Director of AN France since June 2000. Since November 1996, Mr. Triebel has served as Managing Director, and, since February 1998, as Chairman of the Board, of General Electronique Mesure, a French company engaged in the manufacture of electronic testing and instrumentation products. From 1990 to 1996, Mr. Triebel was a Managing Director at Stettner GmbH, a German producer of ceramic-based electronics components.

         John C. Wilson has been a director of the Company since November 2000. From August 1996 until he retired on January 1, 2002, Mr. Wilson was at Credit Suisse First Boston Corp., an investment banking firm, where he served as a Managing Director and Senior Advisor. From December 1995 to August 1996, he served as a Vice President at Salomon Brothers, also an investment banking firm. From July 1992 to December 1995, Mr. Wilson was a Vice President of Finances at Bell Canada International, a telecommunications company.

         The following table sets forth certain information with respect to the current executive officers of the Company:

         Name                   Age                   Position
         ----                   ---                   --------

       William Kelly            48                 President and Chief Executive
                                                      Officer

       Bob Binsky               62                 Chief Development Officer

       Edward Tarlo             41                 Vice President of Operations,
                                                      Secretary

         Biographical information with respect to Messrs. Binsky and Kelly, who are also directors of the Company, is presented above under "Business Experience of Board of Directors."

         Edward Tarlo has been Vice President of Operations of the Company since October 2001. Prior to joining the Company, he had been the Director of Business Operations of the repair division of Broadband Services, Inc., since December 1999. From March 1997 to December 1999, Mr. Tarlo was Director of Operations of the repair division of Itochu Cable Services, Inc. From 1992 to 1997, Mr. Tarlo was Manager of Repair Operation for Cox Communications.

Item 9.  REMUNERATION OF OFFICERS AND DIRECTORS.

                             EXECUTIVE COMPENSATION

         The following table sets forth for the fiscal year ended September 30, 2001 ("Fiscal 2001"), the compensation for services in all capacities to the Company of the three highest paid persons who were executive officers or directors of the Company, as a group.

                                               Capacities In Which Remuneration was
Identity of Group                              Received                                    Aggregate Remuneration
- -----------------                              --------                                    ----------------------
Three highest paid executive officers or       Executive officers of the Company            $895,012
directors of the Company (1)(2)

(1) The Company no longer employs Messrs. Louis Brunel and David Chisum, who were two of the three highest paid officers of the Company in Fiscal 2001. Mr. Chisum's employment was terminated when the position of Chief Financial Officer was eliminated in October 2001. Mr. Brunel resigned as an officer and director on December 23, 2001.

(2) The remaining highest paid executive officer for Fiscal 2001 has an employment agreement under which he receives an annual base salary of $250,000 and is entitled to receive quarterly fixed bonus payments during the two-year period ending August 4, 2002, in the amount of $215,000 per year.

Item 10. SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT

         The following table sets forth information with respect to the number of shares of Common Stock held of record as of January 15, 2002, by (i) all persons who are beneficial owners of 10% or more of the Company's Common Stock,
(ii) each of the three highest paid persons who is an executive officer or director of the Company, and (iii) all current executive officers and directors as a group.

                                                                      Common Stock
                                                                      ------------
                                                              Number of Shares     Percent
                                                             Held of Record (1)   of Class(1)

Beneficial Owners of More Than 10% of the Common Stock
(Other Than Directors, Nominees and Executive Officers)

A Novo Americas, LLC
c/o Kronish Lieb Weiner & Hellman LLP
1114 Avenue of the Americas
New York, New York 10036(2)                                     3,013,240(3)          59.7%

Three Highest Paid Persons

Bob Binsky
c/o A Novo Broadband, Inc.                                        498,070(4)           9.8%
3015 Greene Street
Hollywood, Florida 33020

William Kelly
c/o A Novo Broadband, Inc.                                              0                0
196 Quigley Blvd
New Castle, Delaware, 19720


Edward Tarlo
c/o A Novo Broadband, Inc.                                              0                0
196 Quigley Blvd
New Castle, Delaware, 19720

All Directors and Executive Officers as a Group
(7 persons)                                                       532,442(4)          10.5%

- ----------------
* Less than one percent

(1) All information was determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, based upon information furnished by the persons listed or contained in filings made by them with the Securities and Exchange Commission.

(2) A Novo Americas is wholly owned by AN France. The managers of A Novo Americas are Daniel Auzan and Henri Triebel, each of whom is a director of the Company.

(3) Does not include 498,070 shares of Common Stock beneficially held by Bob Binsky. Pursuant to a Shareholders Agreement, dated August 4, 2000, between the Company, Mr. Binsky and A Novo Americas, these shares must be voted by Mr. Binsky as directed by A Novo Americas.

(4) The shares held by Mr. Binsky must be voted by him as directed by A Novo Americas (see Note 3 above).

Options


         The following table sets forth information with respect to the number of options and warrants to purchase Common Stock, and rights to convert debt to Common Stock held as of January 15, 2002 by each of the following persons: (i) all persons who were beneficial owners of 10% percent or more of the Company's Common Stock, (ii) each of the three highest paid persons who are officers or directors of the Company, and (iii) all current executive officers and directors as a group.

                                                                        Common Stock
                                                                        ------------
                                                             Amount of Options    Exercise Price       Date
                                                                   Owned                           Exercisable
Beneficial Owners of More Than 5% of the Common Stock
(Other Than Directors, Nominees and Executive Officers)
A Novo Americas, LLC                                           3,855,344 (1)          $1.40         Currently
                                                                                                   Exercisable
Three Highest Paid Persons


Bob Binsky                                                       483,580                (2)             (3)

William Kelly                                                          0                 --             --

Edward Tarlo                                                           0                 --             --

All Directors and Executive Officers as a Group                  525,709 (2)(4)       (2)(4)         (3)(4)
(7 persons)

(1) These shares of Common Stock are issuable on conversion of the indebtedness outstanding pursuant to a certain Bridge Loan Agreement (as described in Item 11). A Novo Americas has also granted its former minority members (including Pierre Brodeur, a director) two-year options to purchase a total of 232,911 shares of Common Stock held by it, at a price of $3.95 per share.

(2) Consists of shares issuable on the exercise of options exercisable as follows: 217,800 at $1.7682 per share, 79,200 at $2.2727 per share,
         1,980 at $3.500 per share, 1,100 at $ 2.8409 per share, 5,500 at
         $2.6136 per share, 1,000 at $3.3750, per share, 1,000 at $0.8438 per share, 25,000 at $0.9375 per share, 1,000 at $2.250 per share and 150,000 $ 2.750 per share.

(3) 383,580 of Mr. Binsky's options are currently exercisable. 100,000 of Mr. Binsky's options will become exercisable if the market price of the Common Stock reaches $8.00 per share.

(4) Includes options expiring, on August 8, 2003, to purchase a total of 37,129 shares of Common Stock held by A Novo Americas, at a price of $3.95 per share, held by Mr. Brodeur and currently exercisable options to purchase 5,000 shares at $4.00 per share held by John Wilson.

Parents

         The Company is majority owned by A Novo Americas, which is wholly owned by AN France.

Item 11.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In August 2000, the Company issued and sold to A Novo Americas a total of 3,040,666 shares of Common Stock in a single transaction for a cash purchase price of $12,000,000. A Novo Americas did not previously own any shares of the Company's Common Stock. The shares purchased in the transaction constituted approximately 63% of the Company's then outstanding shares of Common Stock. A Novo Americas is wholly owned by AN France. The managers of A Novo Americas are Daniel Auzan and Henri Triebel, who are, respectively, President and Managing Director of AN France. Following the transaction, Messrs. Auzan and Triebel were elected as directors of the Company.

         On August 2, 2000, the Company entered into an Employment Agreement with Bob Binsky, who was then a director and the Chief Executive Officer of the Company and is currently a director and the Chief Development Officer of the Company, providing for a cash signing bonus in the amount of $400,000. This bonus was paid upon the completion of the sale of Common Stock to A Novo Americas.

         In August 2000, the Company also loaned Mr. Binsky $400,000. The loan is evidenced by a Term Note payable in quarterly installments over two years with interest at the annual rate of 6.40%.

         Pursuant to a Bridge Loan Agreement, dated as of August 29, 2001 (which was executed and became effective on November 18, 2001), as amended by letters dated December 13, 2001, and December 14, 2001, (the "Bridge Loan Agreement") A Novo Americas loaned to the Company the sum of $4.97 million. AN France provided the funds for the loan. Interest on the loan accrues at 2% over EURIBOR (not to exceed 6%). Pursuant to the Bridge Loan Agreement, AN France has the right to cause A Novo Americas to convert the balance of the loan (including accrued interest) into shares of the Company's Common Stock at a conversion price of $1.40 per share (a maximum of 3,855,344 shares as of January 15, 2002, based on a loan balance of $5,397,481 as of that date). The loan is due on January 30, 2002.

         On January 4, 2002, the Company entered into agreements with Mr. Binsky pursuant to which he exercised options to purchase 129,700 shares of Common Stock at an aggregate purchase price of $138,387. Payment of the purchase price was made entirely from proceeds of the Company's loan to Mr. Binsky's affiliate, secured by the pledge of 129,700 of shares of Common Stock issued on the exercise of the options. The loan is with full recourse as to the stated interest of 6% per year, is non-recourse as to principal, and is payable in three installments, on January 24, 2005, January 4, 2006, and January 4, 2007.

         Upon the exercise of the options, Mr. Binsky waived his rights to tandem stock appreciation rights under all his remaining outstanding options.

         Since September 30, 2001, the Company has received working capital advances totaling approximately $600,000 from AN France, at rates charged by AN France to its other affiliates, currently 2% over EURIBOR, not to exceed 6% per year. As of January 15, 2002 none has been repaid.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: January 28, 2002

                            A NOVO BROADBAND, INC.


                            By: /s/ William Kelly
                               -------------------------------------------------

                            William Kelly, Chief Executive Officer and President