Form 10QSB
period 2001-12-31
A NOVO BROADBAND INC
filed 2002-02-14
CIK 893139

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------

                                   FORM 10-QSB

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

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


               196 Quigley Boulevard, New Castle, Delaware 19720
               (Address of Principal Executive Offices)(Zip Code)



         Issuer's telephone number, including area code: (302)322-6088

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The aggregate market value of the voting and non-voting common equity (which consists solely of shares of Common Stock) held by non-affiliates of the issuer as of January 31, 2002, computed by reference to the closing sales price of the issuer's Common Stock on the Nasdaq Bulletin Board on that date, was approximately $1,627,766.

     The number of shares of the issuer's Common Stock outstanding as of January 31, 2002 was 5,045,542.

     Transitional Small Business Disclosure Format. Yes [X] No [ ]

                             A NOVO BROADBAND, INC.
                                   FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001
                                      INDEX

                                                                                               PAGE NUMBER
PART I.         FINANCIAL INFORMATION

Item 1.         Consolidated Balance Sheets at December 31, 2001 (unaudited) and September          3
                30, 2001 (audited)

                Consolidated Statements of Operations and Comprehensive (Loss)
                Income for 5 the Three Months Ended December 31, 2001 and 2000
                (unaudited)

                Consolidated Statements of Cash Flows for the Three Months ended December           6
                31, 2001 and 2000 (unaudited)

                Notes to Consolidated Financial Statements                                          7

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of          9
                Operations


PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings                                                                  14

Item 2.         Changes in Securities; Use of Proceeds                                             14

Item 3.         Defaults Upon Senior Securities                                                    14

Item 4.         Submission of Matters to a Vote of Security Holders                                14

Item 5.         Other Information                                                                  14

Item 6.         Exhibits and Reports on Form 8-K                                                   14

                SIGNATURES                                                                         15

                     A NOVO BROADBAND, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                        December 31,     September 30,
                                            2001              2001
                                        ------------      ------------
                                        (unaudited)        (audited)
CURRENT ASSETS
   Cash ...........................     $    403,586      $    320,696
   Accounts receivable, net .......        4,373,729         4,267,857
   Inventories, net ...............        2,086,897         1,871,350
   Notes receivable-related parties          150,000           200,000
   Prepaid and other assets .......          289,646           163,306
   Deferred income taxes ..........          541,000           541,000
                                        ------------      ------------

     Total current assets .........        7,844,858         7,364,209
                                        ------------      ------------

PROPERTY AND EQUIPMENT, at cost
   Furniture and fixtures .........        1,161,048         1,217,341
   Equipment ......................        3,881,781         2,885,684
   Leasehold improvements .........          955,538           523,371
   Software .......................          136,114            57,000
                                        ------------      ------------
                                           6,134,481         4,683,396

   Less accumulated depreciation ..       (1,445,005)       (1,216,323)
                                        ------------      ------------

     Net property and equipment ...        4,689,476         3,467,073
                                        ------------      ------------

OTHER ASSETS

   Goodwill, net ..................        8,515,114         8,528,807
   Deferred income taxes ..........        1,886,579         1,552,000
   Other assets ...................          139,519           139,519
                                        ------------      ------------

     Total other assets ...........       10,541,212        10,220,326
                                        ------------      ------------

TOTAL ASSETS ......................     $ 23,075,546      $ 21,051,608
                                        ============      ============

         The accompanying notes are an integral part of the consolidated financial statements.
                                                                               3

                     A NOVO BROADBAND, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                December 31,      September 30,
                                                    2001              2001
                                                ------------      ------------
                                                (unaudited)        (audited)
CURRENT LIABILITIES
   Current portion of long-term obligations     $    190,008      $    190,008
   Notes payable - bank ...................        1,500,000           500,000
   Note payable - related party ...........        5,071,752         4,971,940
   Accounts payable .......................        5,015,727         3,039,259
   Advances from related party ............          100,000              --
   Accrued expenses
     Payroll and related taxes ............          610,375           990,935
     Other ................................          108,634           250,429
                                                ------------      ------------

     Total current liabilities ............       12,596,496         9,942,571
                                                ------------      ------------

LONG-TERM LIABILITIES .....................           62,500            83,334
                                                ------------      ------------



     Total liabilities ....................       12,658,996        10,025,905
                                                ------------      ------------

STOCKHOLDERS' EQUITY
   Common stock ...........................            4,916             4,915
   Additional paid-in-capital .............       13,862,310        13,861,873
   Accumulated other comprehensive loss ...          (56,516)          (47,304)
   Retained deficit .......................       (3,394,160)       (2,793,781)
                                                ------------      ------------

     Total stockholders' equity ...........       10,416,550        11,025,703
                                                ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 23,075,546      $ 21,051,608
                                                ============      ============


         The accompanying notes are an integral part of the consolidated financial statements.

                             A NOVO BROADBAND, INC.
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

                                                THREE MONTHS ENDED DECEMBER 31,
                                                     2001              2000
                                                 -----------      -----------
                                                 (unaudited)       (unaudited)

Revenues ...................................     $ 5,334,861      $ 4,726,400

Cost of sales ..............................       4,039,143        3,391,809
                                                 -----------      -----------

   Gross profit ............................       1,295,718        1,334,591

Selling, general and administrative expenses       2,121,521        1,310,663
                                                 -----------      -----------

   (Loss) income from operations ...........        (825,803)          23,928

Other (expense) income

     Interest expense ......................        (133,504)          (7,320)
     Interest income .......................          24,349          110,593
                                                 -----------      -----------
 Total other (expense) income ..............        (109,155)         103,273
                                                 -----------      -----------

   (Loss) income before income taxes .......        (934,958)         127,201
 Benefit from (provision for) taxes ........         334,579          (43,251)
                                                 -----------      -----------

Net (loss) income ..........................        (600,379)          83,950

Other comprehensive (loss) .................          (9,212)            --
                                                 -----------      -----------


Total comprehensive (loss) income ..........     $  (609,591)     $    83,950
                                                 ===========      ===========

Basic earnings per share
   (Loss) income from continuing operations      $     (0.12)     $      0.02
                                                 ===========      ===========

   Weighted average shares outstanding .....       4,915,766        4,759,645
                                                 ===========      ===========

Diluted earnings per share
   (Loss) income from continuing operations      $     (0.12)     $      0.02
                                                 ===========      ===========

   Weighted average shares outstanding .....       4,915,766        5,073,220
                                                 ===========      ===========


         The accompanying notes are an integral part of the consolidated financial statements.

                             A NOVO BROADBAND, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        THREE MONTHS ENDED DECEMBER 31,
                                                              2001          2000
                                                         -----------      -----------
                                                          (unaudited)     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income ..................................     $  (600,379)     $    83,950
                                                         -----------      -----------
Adjustments to reconcile net (loss) income
 to net cash provided by operating activities:
   Depreciation and amortization ...................         270,115          140,798
   Provision for losses on receivables .............         (56,844)          14,402
   Provision for inventory obsolescence ............          14,800           24,702
   Deferred income taxes ...........................        (334,579)          43,251
   Acquisition bonus ...............................          50,000           33,333
   Accrued interest - related parties ..............          99,812             --
   Increase  in operating assets:
       Accounts receivable .........................         (49,028)        (227,746)
       Inventories .................................        (230,347)         (59,878)
       Prepaid and other assets ....................        (126,340)        (116,727)
   Increase (decrease) in operating liabilities:
       Accounts payable ............................       1,976,468          545,223
       Accrued expenses ............................        (522,355)         (29,284)
                                                         -----------      -----------

           Total adjustments .......................       1,091,702          368,074
                                                         -----------      -----------

Net cash provided by operating activities ..........         491,323          452,024
                                                         -----------      -----------

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property and equipment .................      (1,478,825)         (73,100)
Increase in notes receivable .......................            --            (11,982)
                                                         -----------      -----------

Net cash used in investing activities ..............      (1,478,825)         (85,082)
                                                         -----------      -----------

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options
 and warrants ......................................             438           58,521
Net borrowings on notes payable - bank .............       1,000,000             --
Net advances from related party ....................         100,000             --
Net payments on obligations ........................         (20,834)        (960,985)
                                                         -----------      -----------

Net cash provided by (used in) financing activities        1,079,604         (902,464)
                                                         -----------      -----------

Effect of exchange rate changes on cash ............          (9,212)            --
                                                         -----------      -----------

Net increase (decrease) in cash and cash equivalents          82,890         (535,522)

Cash and cash equivalents at beginning of period ...         320,696        7,104,915
                                                         -----------      -----------

Cash and cash equivalents at end of period .........     $   403,586      $ 6,569,393
                                                         ===========      ===========

         The accompanying notes are an integral part of the consolidated financial statements.

                             A NOVO BROADBAND, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying consolidated financial statements, which should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2001, are unaudited (except for the September 30, 2001 consolidated balance sheet, which was derived from the Company's audited financial statements), but have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

Operating results for the three months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year ending September 30, 2002.

2.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                        DECEMBER 31
                                                  2001             2000
Numerator:
    (Loss) income ........................     $ (600,379)     $   83,950
                                               ==========      ==========

Denominator:
Denominator for basic earnings per share -
   Weighted-average shares outstanding ...      4,915,766       4,759,645
Effect of dilutive securities:
Employee stock options ...................           --           313,575
                                               ----------      ----------

Denominator for diluted earnings per share      4,915,766       5,073,220
                                               ==========      ==========

Basic earnings per share .................     $    (0.12)     $     0.02
                                               ==========      ==========

Diluted earnings per share ...............     $    (0.12)     $     0.02
                                               ==========      ==========

3.       NOTES PAYABLE - RELATED PARTY

On August 31, 2001, the Company purchased assets constituting the repair business of Broadband Services, Inc. for $8 million cash, subject to post-closing adjustments, and the assumption of certain related liabilities. To fund the acquisition the Company used existing cash and a $4.97 million bridge loan from an affiliate of its indirect parent, A Novo SA ("A Novo SA"), due on April 2, 2002, with interest at 2% over EURIBOR (not to exceed 6%). Accrued interest on the obligation was approximately $100,000 at December 31, 2001. The bridge loan is convertible into shares of the Company's common stock at $1.40 per share (a maximum of 3,640,526 shares as of January 31, 2002 based on a bridge loan balance of $5.09 million as of that date). The Company's working capital deficit at December 31, 2001, reflects the outstanding bridge loan balance as a short-term liability.

In the first quarter of fiscal 2002, the Company received working capital advances totaling $100,000 from A Novo SA. Such advances bear interest at rates charged by A Novo SA to its other affiliates, currently 2% over EURIBOR, not to exceed 6% per year. A Novo SA has since advanced the Company an additional $500,000 on the same terms.

4.       NOTES PAYABLE - BANK

The Company obtained a $1,500,000 revolving credit line with a bank during fiscal 2001. The credit line is secured by substantially all assets of the Company and is payable on demand. Interest is charged at prime plus 1% (5.75% at December 31, 2001). The line matures on April 2, 2002. Outstanding borrowings were $1,500,000 and $500,000 at December 31, 2001 and September 30, 2001,
respectively.

5.       SUBSEQUENT EVENTS

On January 4, 2002, the Company entered into agreements with its Chief Development Officer pursuant to which he exercised options to purchase 129,700 shares of Common Stock at an aggregate purchase price of $138,387. Upon the exercise of the options, the Chief Development Officer waived his rights to tandem stock appreciation rights under 475,080 remaining outstanding options. Payment of the purchase price was made entirely from proceeds of the Company's loan to the Chief Development Officer's affiliate, secured by the pledge of 129,700 of shares of Common Stock issued on the exercise of the options. The loan is with full recourse to the Chief Development Officer as to the stated interest of 6% per year, is non-recourse as to principal, and is payable in three approximately equal installments on January 24, 2005, January 4, 2006, and January 4, 2007.

On January 21, 2002, the Company scaled back service operations in its Montreal service center. It is currently evaluating options for the service center.

On January 25, 2002, the Company terminated domestic distribution and brokerage services, and, on February 6, 2002, the Company terminated international distribution and brokerage services. The Company is currently evaluating the inventory and fixed assets associated with these functions and is seeking to liquidate those assets during the second quarter. At January 31, 2002, the Company had inventory associated with these functions valued at $966,358 against which it had established obsolescence reserves of $509,000. The net book value of fixed assets associated with these functions at January 31, 2002 was negligible.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Report on Form 10-KSB for the fiscal year ended September 30, 2001. Quarterly operating results have varied significantly in the past and can be expected to vary in the future. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year. Unless otherwise indicated, all references to years or quarters in this discussion are to fiscal years or quarters.

OVERVIEW

         A Novo Broadband, Inc. ("we" or the "Company") is engaged primarily in the industrial scale repair and servicing of broadband equipment for equipment manufacturers and operators of cable and other broadband systems in North America. Formerly known as Cable Link, Inc., we changed our name in February 2001, to reflect a fundamental change in our business and our association with a group of affiliated companies, operating throughout Europe and in North and South America as the "A Novo Group". Beginning in September 2000, we began adapting and expanding our operations to enable us to offer a range of equipment repair and maintenance services at regional service centers strategically located in proximity to national and regional broadband system operators. We took this step to meet anticipated repair service opportunities stemming from the ongoing consumer-driven shift of broadband signal delivery in the United States and Canada from analog to digital format.

         Since the end of fiscal 2001, we have suffered from a shortage of working capital. This shortage is attributable in part to the depletion of our cash resources to complete the acquisition of the Broadband Services repair business in August 2001, purchase new equipment during the first quarter of fiscal 2001 to enable us to service Motorola and Scientific Atlanta digital equipment, and pay employee severance costs in connection with work-force reductions in the quarter. Additionally, demand at certain of our facilities and for certain of our non-core services has developed more slowly than we anticipated. To deal with our liquidity requirement, we have taken affirmative measures to conserve cash and focus our resources on the development of our core service functions. Since December 31, 2001, we have scaled back operations in Canada, closed our brokerage and distribution services, reorganized management and eliminated certain positions.

         On December 23, 2001, Mr. Louis Brunel resigned as our President and CEO. He was replaced by Mr. William Kelly, who joined us in September 2001 as our chief operating officer. Mr. Kelly previously headed the repair business of Broadband Services, Inc. We acquired the assets of that business in August 2001, and it now represents a key component of our ongoing activities.

         Our goal is to be the largest and most successful digital equipment service provider to the broadband market in North America. To achieve this goal, we have established and are continuing to build relationships with broadband equipment manufacturers and system operators who are the primary candidates for our services.

         The effect of our sharpened focus on repair services is already discernable in our production figures. From September 2001 through January 2002, our repair volume increased by 118%, from 17,000 set top boxes per month to over 37,000 units per month. Most of this increase was attributable to in-warranty repair of Motorola set-top boxes stemming from our acquisition of the Broadband Services repair business. Actual production increased substantially from the levels achieved by Broadband Services prior to the acquisition.

         During the first quarter of fiscal 2002, we were authorized by Scientific Atlanta to perform in-warranty repairs on their digital set-top boxes in North America. We have been ramping up production under this authorization since mid-way during the quarter. As of January 31, 2002, we were processing Scientific Atlanta set-top boxes for repair at a rate of 1,700 units per month after nominal processing in prior quarters. We expect production under the Scientific Atlanta authorization to continue to increase significantly over the remainder of the fiscal year, reaching anticipated levels of 12,000 units per month by the end of the second fiscal quarter and nearly 17,000 units per month by the end of the fiscal year.

         We believe that our services are in demand because they afford our customers opportunities to achieve significant economies and efficiencies by outsourcing their repair and other service functions. We perform these functions utilizing high volume processing techniques that have been implemented successfully in Europe and are available to us through our relationship with the A Novo Group. In Europe, A Novo Group has been servicing the broadband equipment industry for more than five years, providing digital equipment screening and testing, calibration, repair, upgrade and maintenance both in and out of warranty. In the U.S., we have been providing a variety of equipment-related services to system operators and equipment manufacturers since 1987. We believe that the resources and experience of A Novo Group in combination with our management team, existing skilled labor force, technical knowledge base and industry relationships position us to capture a significant early share of an expanding North American market for digital broadband repair and related services.

         A critical component of our strategy is to obtain designation as an authorized in-warranty service provider for the principal manufacturers of digital broadband equipment. With each such designation, we gain access to the proprietary and technical information that is essential for performance of the required warranty services for the manufacturer's sophisticated digital equipment and, in turn, enables us to perform out-of- warranty repair and maintenance work for both the manufacturer and the system operators that use its equipment. Without each specific manufacturer's authorization and proprietary information, there is no practical way to access the service market for its digital equipment. During fiscal 2001 and the first quarter of fiscal 2002, we became an authorized in-warranty service provider for digital broadband equipment manufactured by Motorola, Scientific Atlanta, and Pace Micro Technology.

         Another critical component of our strategy has been the establishment of regional service centers to meet opportunities stemming from the ongoing trend to consolidation of system operators. Our service centers are located in proximity to many of the multiple system operators that now dominate our industry, facilitating quick response and delivery times. We currently conduct service operations at facilities in Hollywood, Florida, Chatsworth, California, Columbus, Ohio, and New Castle, Delaware. As a result of slower than anticipated demand, we have scaled back service operations in our Montreal service center, pending an evaluation of available opportunities for this center.

         Our business model is to enter into comprehensive servicing arrangements with broadband equipment manufacturers and system operators. These arrangements are based on a core menu of services consisting of:

     o calibration, repair, upgrade and maintenance of equipment as an authorized warranty servicer for manufacturers and under post-warranty arrangements for system operators, and

     o logistics functions, including tracking of customer inventory (by monitoring the warranty and upgrade status of individual units of equipment on a real time basis), and receiving, storing, packing and shipping new and used customer assets to multiple locations.

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

     o a real-time tracking system to monitor location of their assets in our possession and the progress of these assets through any process we manage; and

     o    logistics and warehousing services.

RESULTS OF OPERATIONS

         The following table contains certain amounts, expressed as a percentage of net sales, reflected in the Company's consolidated statements of income for the three months ended December 31, 2001 and 2000:


                                                      THREE MONTHS ENDED
                                                         DECEMBER 31,
                                                      2001           2000

    Revenues ....................................    100.0           100.0

    Cost of revenues ............................     75.7            71.8
                                                     -----           -----

    Gross profit ................................     24.3            28.2

    Selling, general & administrative expenses...     39.8            27.7
                                                     -----           -----

    (Loss) income from operations ...............    (15.5)            0.5

    Interest expense ............................     (2.5)           (0.1)

    Interest income .............................      0.5             2.3
                                                     -----           -----

    Net (loss) income before tax ................    (17.5)            2.7

    Benefit from (provision for) income tax .....      6.3            (0.9)
                                                     -----           -----

    Net (loss) income ...........................    (11.3)            1.8
                                                     =====           =====


THREE MONTHS ENDED DECEMBER 31, 2001 RESULTS COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2000

SALES

         Our ongoing sales consist of revenues from the repair of set top boxes, linegear, and power supplies and the provision of asset management, warehousing, and logistics services for cable equipment. During the first quarter of fiscal 2002, we continued to generate revenues from the sale of refurbished line gear and power supplies and from brokerage services and sales of refurbished cable equipment. We substantially reduced our brokerage efforts during the quarter, as capital expenditures by system operators dwindled. Subsequent to the first quarter, we decided to discontinue brokerage and distribution services entirely in order to further concentrate on meeting demand in our growing repair activities.

         Our sales for the first quarter of fiscal 2002 increased 13%, to $5.3 million, as compared to $4.7 million for the first quarter of fiscal 2001. As we focused our business more on the repair of set top boxes, our repair revenue increased 562% to $3.1 million, as compared to $462,000 for the first quarter of fiscal 2001. We have also increased our efforts to provide logistics services to our customers, and our revenue from this source increased to $561,000, as compared to $11,000 in 2001.

         Sales from international distribution increased 14% to $981,000, as compared to $857,000 in 2001. Brokerage sales decreased to $384,000 during the quarter, as compared to $2.3 million in 2001, consistent with our reduced efforts and decreased demand in this service sector. Finally, sales of refurbished products decreased 67% to $351,000, as compared to $1.1 million in 2001. As we subsequently discontinued our brokerage and distribution services activities, we expect little revenue from these activities during the second quarter of fiscal 2002 and none thereafter.

         Our business plan is now sharply focused on increasing repair and logistics revenues. We expect these will continue to be generated by our relationships with the manufacturers of equipment for the broadband market and the system operators that use them. We continue to target service and repair opportunities for digital set top boxes for the cable industry, cable modems, and digital subscriber line modems. The acquisition of the assets constituting the repair business of Broadband Services, which provided us in-warranty repair authorization for Motorola products, and our designation as an authorized in-warranty repair provider for Scientific Atlanta products, are the primary factors for the increase in our repair revenues during the first quarter of 2002. For fiscal 2001, we recorded revenue from the newly acquired repair business only for the month of September of 2001.

         Our exposure to manufacturers and system operators as a result of the repair services we provide them positions us to afford them logistics and warehousing services as well. These equipment storage and distribution functions are typically based on short term arrangements and enable us to make productive use of our substantial vertical storage capacities.

COST OF GOODS SOLD

         Cost of goods sold was 76% of sales in the first quarter of fiscal 2002, compared to 72% in the 2001 quarter. The overall cost of goods sold increased as a percentage of revenues as a result of the overall reduction in combined revenues from brokerage and distribution services and the sale of refurbished goods without a corresponding reduction in certain related fixed costs. Margins from brokerage and sales of refurbished equipment were also compressed by the effects of the slowdown in capital expenditures in the cable industry which put pressure on selling prices. Direct labor expense associated with increases in repair capacity is recognized in costs of goods sold. During the fiscal 2002 first quarter, we incurred significant labor costs at our Los Angeles and Montreal facilities as we prepared them to perform Scientific Atlanta repair operations. The effects of higher costs were mitigated to some extent by the increase during the quarter in logistics revenue, which has a relatively high gross margin.

          We expect margins to increase during the remainder of the current fiscal year as utilization of our expanded capacity improves and the effects of certain cost-cutting measures are realized, including the discontinuance of lower margin sectors. Margins at our repair facilities which have adapted to performing Motorola repair operations and are fully operational were more than 33% during the first quarter of 2002. We anticipate that margins for all our repair operations will approach these levels as our other facilities become fully operational.

OPERATING EXPENSES

         Operating expenses increased 62% in the first quarter of 2002 to $2.1 million, as compared to $1.3 million in the first quarter of the prior year. The increase was mostly due to costs associated with the assets and business, including two repair facilities, acquired from Broadband Services in August 2001. Administrative expense and corporate payroll increases stemming from the acquisition totaled $336,184, and operating expenses for the two additional repair facilities totaled $356,491.

INCOME TAX PROVISION

         The effective tax rate on continuing operations was 36% for the first quarter of 2002, as compared to 34% in 2001. We have not recorded any valuation allowance against our deferred tax assets, because management believes that we will realize profits in the near term that will fully utilize our net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

         For the first quarter of fiscal 2002, we met a portion our operating cash requirements with a working capital advance of $100,000 from our French parent, A Novo SA, additional draws of $1,000,000 under our existing bank line of credit and cash of $491,000 provided by operations. Interest on the advance from A Novo SA is charged at rates equivalent to those charged by A Novo SA to its other affiliates, currently 2% over EURIBOR, not to exceed 6% per year. A Novo SA has since advanced us an additional $500,000. As of February 1, 2002, none of these working capital advances had been repaid. In addition to funding operating expense, during the quarter, we used cash to purchase capital equipment to enable us to service Motorola and Scientific Atlanta and to pay severance costs attributable to work force reductions.

         Our bank credit facility with a commercial bank provides for advances of up to $1.5 million. Balances under the facility are due, and the facility expires, on April 2, 2002. The facility was fully drawn as of December 31, 2001 and February 1, 2002. We are currently seeking to refinance or replace this facility at or prior to its maturity.

         To fund a portion of the purchase price of the Broadband Services repair assets in August 2001, we obtained a $4.97 million bridge loan from an affiliate of A Novo SA, with interest at 2% over EURIBOR (not to exceed 6%). The bridge loan currently matures on April 2, 2002 and is convertible into shares of our common stock at $1.40 per share (a maximum of 3,640,526 shares as of January 31, 2002 based on a bridge loan balance of $5.09 million as of that date). Our working capital deficit at December 31, 2001, reflects the outstanding bridge loan balance as a short-term liability. Management expects the bridge loan to be extended at maturity.

         We believe that cash flow from operations, a refinancing or replacement of our credit facility and anticipated working capital advances from A Novo SA will be adequate to meet our working capital and capital expenditure needs for fiscal 2002. If we are unable to refinance or replace the credit facility, we will have immediate need for an alternate source of liquidity to meet our working capital requirements. We continue to explore alternate sources of liquidity, but we cannot be certain that we will be able to obtain needed working capital on a timely basis.

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


                                        A Novo Broadband, Inc.



Date:    February 14, 2002          By: /s/ William Kelly
                                        --------------------------------
                                        William Kelly
                                        President and Chief Executive Officer

 Date:   February 14, 2002          By: /s/ John Maguire
                                        --------------------------------
                                        John Maguire
                                        Principal Financial Officer