Form 10QSB
period 2002-03-31
A NOVO BROADBAND INC
filed 2002-05-20
CIK 893139

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the transition period from ________ to _________

                         COMMISSION FILE NUMBER 0-23111

                             A NOVO BROADBAND, INC.
                 (Name of Small Business Issuer in Its Charter)

       DELAWARE                                          31-1239657
(State of Incorporation)                   (I.R.S. Employer Identification No.)

       196 QUIGLEY BOULEVARD,
        NEW CASTLE, DELAWARE                                        19720
(Address of Principal  Executive Offices)                         (Zip Code)

Issuer's telephone number, including area code:                  (302) 322-6088

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. Yes  X   No

         The aggregate market value of the voting and non-voting common equity (which consists solely of shares of Common Stock) held by non-affiliates of the issuer as of April 30, 2002, computed by reference to the closing sales price of the issuer's Common Stock on the NASDAQ Bulletin Board on that date, was approximately $2,544,653

         The number of shares of the issuer's Common Stock outstanding as of April 30, 2002 was 5,045,542.

         Transitional Small Business Disclosure Format. Yes  X  No
                                                        ---    ---

                             A NOVO BROADBAND, INC.
                                   FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
                                      INDEX



                                                                                               PAGE NUMBER
PART I.         FINANCIAL INFORMATION

Item 1.         Consolidated Balance Sheets at March 31, 2002 (unaudited) and September 30,         3
                2001 (audited)

                Consolidated Statements of Operations and Comprehensive (Loss)                      5
                Income for the Three and Six Months Ended March 31, 2002 and
                2001 (unaudited)

                Consolidated Statements of Cash Flows for the Six Months ended March 31,            6
                2002 and 2001 (unaudited)

                Notes to Consolidated Financial Statements                                          7

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of         10
                Operations


PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings                                                                  17

Item 2.         Changes in Securities; Use of Proceeds                                             17

Item 3.         Defaults Upon Senior Securities                                                    17

Item 4.         Submission of Matters to a Vote of Security Holders                                17

Item 5.         Other Information                                                                  17

Item 6.         Exhibits and Reports on Form 8-K                                                   17

                SIGNATURES                                                                        S-1

                     A NOVO BROADBAND, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                           MARCH 31, 2002               September 30,2001
                                                           --------------                 ------------
                                                           (unaudited)                     (audited)
                                                            ------------                  ------------
CURRENT ASSETS
   Cash ................................................       1,816,033                  $    320,696
   Accounts receivable, net ............................       4,529,320                     4,267,857
   Inventories, net ....................................       1,522,535                     1,871,350
   Notes receivable-related parties ....................         104,809                       200,000
   Prepaid and other assets ............................         270,104                       163,306
   Deferred income taxes ...............................         541,000                       541,000
                                                            ------------                  ------------

     Total current assets ..............................       8,783,801                     7,364,209
                                                            ------------                  ------------

PROPERTY AND EQUIPMENT, at cost
   Furniture and fixtures ..............................       1,173,753                     1,217,341
   Equipment ...........................................       3,662,790                     2,885,684
   Leasehold improvements ..............................       1,018,395                       523,371
   Software ............................................         136,528                        57,000
                                                            ------------                  ------------
                                                               5,991,466                     4,683,396

   Less accumulated depreciation .......................      (1,741,421)                   (1,216,323)
                                                            ------------                  ------------

     Net property and equipment ........................       4,250,045                     3,467,073
                                                            ------------                  ------------

OTHER ASSETS

   Goodwill, net .......................................       8,473,684                     8,528,807
   Deferred income taxes ...............................       1,962,279                     1,552,000
   Note receivable-related party .......................          10,511                            --
   Other assets ........................................         139,519                       139,519
                                                            ------------                  ------------

     Total other assets ................................      10,585,993                    10,220,326
                                                            ------------                  ------------

TOTAL ASSETS ...........................................    $ 23,619,839                  $ 21,051,608
                                                            ============                  ============


   The accompanying notes are an integral part of the consolidated financial statements.

                     A NOVO BROADBAND, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                  MARCH 31, 2002      September 30, 2001
                                                  --------------      ------------------
                                                   (unaudited)           (audited)
                                                   ------------          ------------
CURRENT LIABILITIES
   Current portion of long-term obligations ....   $    200,611          $    190,008
   Notes payable - bank ........................      1,500,000               500,000
   Note payable - related party ................      5,123,730             4,971,940
   Accounts payable ............................      4,550,747             3,039,259
   Advances from related party .................      3,055,430                    --
   Accrued expenses
     Payroll and related taxes .................        659,020               990,935
     Other .....................................        214,723               250,429
                                                   ------------          ------------

     Total current liabilities .................     15,304,261             9,942,571
                                                   ------------          ------------

LONG-TERM LIABILITIES ..........................         41,667                83,334
                                                   ------------          ------------


     Total liabilities .........................     15,345,928            10,025,905
                                                   ------------          ------------

STOCKHOLDERS' EQUITY
   Common stock ................................          5,046                 4,915
   Additional paid-in-capital ..................     14,000,567            13,861,873
   Stock subscription receivable ...............       (138,387)                    --
   Accumulated other comprehensive loss ........        (59,621)              (47,304)
   Retained deficit ............................     (5,533,694)           (2,793,781)
                                                   ------------          ------------

     Total stockholders' equity ................      8,273,911            11,025,703
                                                   ------------          ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....   $ 23,619,839          $ 21,051,608
                                                   ============          ============



   The accompanying notes are an integral part of the consolidated financial statements.

                             A NOVO BROADBAND, INC.
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

                                                                    THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                        MARCH 31,                               MARCH 31,
                                                                 2002                2001               2002               2001
                                                              ------------       ------------       ------------       ------------
Revenues ...............................................      $  5,033,253       $  3,996,083       $ 10,368,114       $  8,722,483

Cost of sales ..........................................         4,731,261          2,905,338          8,770,404          6,297,147
                                                              ------------       ------------       ------------       ------------
   Gross profit ........................................           301,992          1,090,745          1,597,710          2,425,336

Selling, general and administrative expenses ...........         2,349,003          1,432,005          4,470,524          2,742,668
                                                              ------------       ------------       ------------       ------------
   Loss from operations ................................        (2,047,011)          (341,260)        (2,872,814)          (317,332)
                                                              ------------       ------------       ------------       ------------

Other (expense) income

     Interest expense ..................................          (148,882)           (14,042)          (282,386)           (21,362)
     Interest income ...................................             4,845             85,721             29,194            196,314
                                                              ------------       ------------       ------------       ------------
 Total other (expense) income ..........................          (144,037)            71,679           (253,192)           174,952
                                                              ------------       ------------       ------------       ------------

   Loss before income taxes ............................        (2,191,048)          (269,581)        (3,126,006)          (142,380)
 Benefit from taxes ....................................            51,514             90,409            386,093             47,158
                                                              ------------       ------------       ------------       ------------
Loss from continuing operations ........................        (2,139,534)          (179,172)        (2,739,913)           (95,222)

Discontinued operations:

   Gain on disposal of division, net of tax
       provision of $0, $93,000, $0 and $93,000 ........                --            180,230         (2,739,913)           (95,222)
                                                              ------------       ------------       ------------       ------------
Net (loss) income ......................................        (2,139,534)             1,058       $ (2,752,230)      $     85,008

Other comprehensive loss ...............................            (3,105)                --            (12,317)                --
                                                              ------------       ------------       ------------       ------------
Total comprehensive (loss) income ......................      $ (2,142,639)      $      1,058       $ (2,752,230)      $     85,008
                                                              ============       ============       ============       ============


Basic and diluted earnings per share
   Loss from continuing operations .....................      $      (0.42)      $      (0.04)      $      (0.55)      $      (0.02)
   Gain on discontinued operations .....................      $       0.00       $       0.04       $       0.00       $       0.04
                                                              ------------       ------------       ------------       ------------
   Net (loss) income per share .........................      $      (0.42)      $       0.00       $      (0.55)      $       0.02
                                                              ============       ============       ============       ============

   Weighted average shares outstanding .................         5,041,219          4,843,624          4,977,803          4,801,635



   The accompanying notes are an integral part of the consolidated financial statements.

                             A NOVO BROADBAND, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 SIX MONTHS ENDED MARCH 31,
                                                        2002(unaudited)           2001 (unaudited)
                                                        --------------            ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income ....................................   $(2,739,913)               $    85,008
                                                         -----------                -----------
Adjustments to reconcile net (loss) income to net cash
  (used in) provided by operating activities:
   Depreciation and amortization .....................       580,221                    224,605
   Provision for losses on receivables ...............       (11,902)                    34,625
   Provision for inventory obsolescence ..............      (219,294)                    37,446
   Deferred income taxes .............................      (410,279)                   (47,485)
   Acquisition bonus .................................        95,191                    104,917
   Accrued interest income - related party ...........        (4,003)                        --
   Accrued interest - related parties ................       206,646                         --

    Gain on disposal of division .....................            --                   (180,230)

   (Increase) decrease in operating assets:
       Accounts receivable ...........................      (249,561)                     5,507
       Inventories ...................................       568,109                   (151,579)
       Prepaid and other assets ......................      (106,798)                  (132,432)
   Increase (decrease) in operating liabilities:
       Accounts payable ..............................     1,511,488                    274,928
       Accrued expenses ..............................      (357,018)                  (114,279)
                                                         -----------                -----------

           Total adjustments .........................     1,602,800                     56,023
                                                         -----------                -----------

Net cash (used in) provided by operating activities ..    (1,137,113)                   141,031
                                                         -----------                -----------

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property and equipment ...................    (1,308,070)                  (418,146)
Increase in notes receivable .........................        (6,508)                        --
                                                         -----------                -----------

Net cash used in investing activities ................    (1,314,578)                  (418,146)
                                                         -----------                -----------
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options and warrants .           438                     64,271
Net borrowings on notes payable - bank ...............     1,000,000                         --
Net advances from related party ......................     3,000,574                         --
Net payments on debt obligations .....................       (41,667)                  (976,563)
                                                         -----------                -----------
Net cash provided by (used in) financing activities ..     3,959,345                   (912,292)
                                                         -----------                -----------
Effect of exchange rate changes on cash ..............       (12,317)                        --
                                                         -----------                -----------
Net increase (decrease) in cash and cash equivalents .     1,495,337                 (1,189,407)

Cash and cash equivalents at beginning of period .....       320,696                  7,104,915
                                                         -----------                -----------

Cash and cash equivalents at end of period ...........   $ 1,816,033                $ 5,915,508
                                                         ===========                ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

   On January 4, 2002, the Company loaned $138,387 to the Chief Development Officer pursuant to his exercising of stock options to purchase 129,700 shares of the Company's common stock.


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

Operating results for the three and six months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year ending September 30, 2002.

2.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                            THREE MONTHS ENDED MARCH 31     SIX MONTHS ENDED MARCH 31,
                                                2002           2001           2002           2001
                                             -----------    -----------    -----------    -----------
Numerator:
----------
    Loss from continuing operations ......   $(2,139,534)   $  (179,172)   $(2,739,913)   $   (95,222)
                                             ===========    ===========    ===========    ===========

Denominator:
------------
Denominator for basic earnings per share
   Weighted-average shares outstanding ...     5,041,219      4,843,624      4,977,803      4,801,635

Effect of dilutive securities:
Employee stock options ...................            --             --             --             --
                                             -----------    -----------    -----------    -----------

Denominator for diluted earnings per share     5,041,219      4,843,624      4,977,803      4,801,635
                                             ===========    ===========    ===========    ===========

Basic and diluted earnings per share .....   $     (0.42)   $     (0.04)   $     (0.55)   $     (0.02)
                                             ===========    ===========    ===========    ===========

3.  NOTES PAYABLE - RELATED PARTY

On August 31, 2001, the Company purchased assets constituting the repair business of Broadband Services, Inc. for $8 million cash, subject to post-closing adjustments, and the assumption of certain related liabilities. To fund the acquisition the Company used existing cash and a $4.97 million secured bridge loan from an affiliate of its indirect parent, A Novo SA , with interest at 2% over EURIBOR (not to exceed 6%). Accrued interest on the obligation was approximately $152,000 at March 31, 2002. The bridge loan is convertible into shares of the Company's common stock at $1.40 per share (a maximum of 3,659,807 shares as of March 31, 2002 based on a bridge loan balance of $5,123,730 as of that date). Maturity of the bridge loan has been extended to the closing date of the Company's proposed new credit facility, at which time it is expected that the entire bridge loan balance will be converted into shares of common stock. The Company's working capital deficit at March 31, 2002, reflects the outstanding bridge loan balance as a short-term liability.

In the first six months of fiscal 2002, the Company received working capital advances totaling $3,000,574 from A Novo SA. Initially advances bore interest at rates charged by A Novo SA to its other affiliates, 2% over EURIBOR, not to exceed 6% per year. On March 15, 2002, in light of the Company's need for additional funding to meet its working capital requirements and its inability to increase or renew its existing bank line of credit, which matured on April 2, 2002, and its delay in obtaining a new line of credit, A Novo SA advanced the Company $2,200,000. In order to induce A Novo SA (a) to advance the additional funds, (b) to agree to subordinate all of its working capital advances to a new credit line and (c) to agree to guarantee a new credit line, the terms of such advances were revised and incorporated into an unsecured demand convertible grid note of the Company in nominal principal amount of $4 million, due on demand. From and after March 31, 2002, interest on the principal of the note accrues at an annual rate equal to 2% plus prime, adjusted monthly. The principal of the note may be converted into shares of the Company's common stock at prices based on the average closing price per share for the 10 trading days immediately following the time of the related advance. The average conversion price is $1.41 per share. Based on a balance of $3,000,574 outstanding as of March 31, 2002, the note was convertible into a maximum of 2,133,520 shares of Common Stock. The Company's working capital deficit at March 31, 2002, reflects the outstanding working capital advances as a short-term liability. Subsequent to March 31, 2002, A Novo SA advanced the Company an additional $500,000 under the demand note.

4.  NOTES PAYABLE - BANK

The Company obtained a $1,500,000 revolving credit line with a bank during fiscal 2001. The credit line is secured by substantially all assets of the Company. Interest is charged at prime plus 1% (5.75% at March 31, 2002). The line matured on April 2, 2002 and, as of May 20, 2002, had not been repaid or further extended. The lender has taken no action to enforce repayment of the loan, pending the Company's completion of a proposed new line of credit from another bank. As of May 20, 2002, the Company had received a term sheet and loan documentation from another bank for a new secured line of credit of up to $3,000,000, from which it expects to satisfy the existing line prior to May 31, 2002. Outstanding borrowings under the existing line were $1,500,000 and $500,000 at March 31, 2002 and September 30, 2001, respectively.

5.  STOCK TRANSACTIONS

On January 4, 2002, the Company entered into agreements with its Chief Development Officer pursuant to which he exercised options to purchase 129,700 shares of Common Stock at an aggregate purchase price of $138,387. Upon the exercise of the options, the Chief Development Officer waived his rights to tandem stock appreciation rights under his 475,080 remaining outstanding options. Payment of the stock's purchase price was made entirely from proceeds of the Company's loan to the Chief Development Officer's affiliate, secured by the pledge of 129,700 of shares of Common Stock issued on the exercise of the options. The loan is with full recourse to the Chief Development Officer as to the stated interest of 6% per year, is non-recourse as to the principal, and is payable in three installments of $44,637 plus interest on January 24, 2005 and $46,875 plus interest on both January 4, 2006 and 2007. The loan is accounted for as a stock subscription receivable and accordingly the receivable portion is shown in the equity section of the consolidated balance sheet. The Company also loaned the Chief Development Officer $6,508 to cover the payroll tax liability associated with this transaction. The payroll tax loan accrues interest at a stated rate of 4.49% and is payable in full on January 4, 2007.

6.  INCOME TAXES

Management has elected to record a valuation allowance against any further increases to the deferred tax asset recorded on the consolidated financial statements to reflect the future benefit of net operating loss carry forwards. The valuation allowance at March 31, 2002 was approximately $820,000.

7.  SUBSEQUENT EVENTS

Following the curtailment of operations at the Company's Montreal facility in February of 2002, the Company undertook to sell the related assets. On May 8, 2002, the Company completed a sale of these assets to a former employee for $262,000 in cash and the assumption of certain liabilities. As a result of the sale, the Company expects to recognize a third quarter loss estimated at $2.7 million, including the write-down of approximately $2.5 million of goodwill related to its acquisition of the operations in September 2000. During the first six months of 2002, the operations of the Canadian facility resulted in an operating loss that the Company estimates at $338,000.

8.  RECENT ACCOUNTING PRONOUNCEMENTS

In March 2002, the Accounting Standards Executive Committee issued Statement of Position (SOP) 01-6 "Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others." This SOP clarifies certain disclosures of companies' accounting policies concerning trade receivables and other lending activities, which will be required for fiscal years beginning after December 15, 2001. The Company anticipates that the adoption of this standard will not have any significant impact to its financial statements and will adopt this SOP on October 1, 2002.

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This new standard supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to be Disposed of," and sections of the Accounting Principles Board Opinion No. 30," providing one accounting model with which to review for asset impairment. The statement retains much of the recognition and measurement provisions of SFAS No. 121, but removes goodwill from its scope. It also alters the criteria of classifying long-lived assets to be disposed of by sale and changes the method for accounting for the disposal of long-lived assets if other than through sale. Finally, while this statement retains the basic presentation provisions for the disposal of a segment of a business or discontinued operations, it broadens the definition of a discontinued operation to include a component of an entity. Management is currently determining what effect, if any, the adoption of this standard will have on its financial statements. The adoption of this statement is required for fiscal years beginning after December 15, 2001. The Company will adopt this statement on October 1, 2002.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The objective of this statement is to provide accounting guidance for legal obligations associated with the retirement of long-lived assets by requiring the fair value of a liability for the asset retirement obligation to be recognized in the period in which it is incurred. When the liability is initially recognized, the asset retirement costs should also be capitalized by increasing the carrying amount of the related long-lived asset. The liability is depreciated over the useful life of the associated asset. The Company is currently assessing its legal obligations. Management anticipates that the adoption of this standard will not have any significant impact to its financial statements. This statement is effective for fiscal years beginning after June 15, 2002. The Company will adopt this standard on October 1, 2002.

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

         Since the end of fiscal 2001, we have suffered from a shortage of working capital. This shortage is attributable in part to the depletion of our cash resources to complete the acquisition of the Broadband Services repair business in August 2001, purchase new equipment to enable us to service Motorola and Scientific Atlanta digital equipment, and pay employee severance costs in connection with work-force reductions. Additionally, demand at certain of our facilities and for certain of our non-core services has developed more slowly than we anticipated. To deal with our liquidity requirements, we have taken affirmative measures to conserve cash and focus our resources on the development of our core service functions. Pending the development of positive cash flow and an increased banking facility, we have relied on significant working capital advances from our parent and its affiliates.

         The effect of our sharpened focus on repair services is already discernable in our production figures. Most of the increase in revenue was attributable to in-warranty repair of Motorola set-top boxes stemming from our acquisition of the Broadband Services repair business. Actual production increased substantially from the levels achieved by Broadband Services prior to the acquisition.

         During the first quarter of fiscal 2002, we were authorized by Scientific Atlanta to perform in-warranty repairs on their digital set-top boxes in North America. We have been ramping up production under this authorization since mid-way during the first quarter. We expect production under the Scientific Atlanta authorization to continue to increase significantly over the remainder of the fiscal year.

         Our services afford our customers opportunities to achieve significant economies and efficiencies by outsourcing their repair functions. We perform these functions utilizing high volume processing techniques that have been implemented successfully in Europe and are available to us through our relationship with the A Novo Group. In Europe, A Novo Group has been servicing the broadband equipment industry for more than five years, providing digital equipment screening and testing, calibration, repair, upgrade and maintenance both in and out of warranty. In the U.S., we have been providing a variety of equipment-related services to system operators and equipment manufacturers since 1987. We believe that the resources and experience of A Novo Group in combination with our management team, existing skilled labor force, technical knowledge base and industry relationships position us to capture a significant share of an expanding North American market for digital broadband repair and related services.

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

         Another critical component of our strategy has been the establishment of regional service centers to meet opportunities stemming from the ongoing trend to consolidation of system operators. Our service centers are located in proximity to many of the multiple system operators that now dominate our industry, facilitating quick response and delivery times. We currently conduct service operations at facilities in Hollywood, Florida, Chatsworth, California, Columbus, Ohio, and New Castle, Delaware. As a result of slower than anticipated demand, we recently discontinued service operations at our Montreal service center and completed the sale of most of the assets related to that facility.

         Our business model is to enter into comprehensive repair and servicing arrangements with broadband equipment manufacturers and system operators. These arrangements are based on a core menu of services consisting of:

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

         To induce manufacturers and system operators to retain us, we offer them:

         o a single relationship for all digital equipment service requirements;

         o top quality technical support and reliable repair and related capabilities, using our proprietary production processes and tracking and quality control systems;

         o a system of strong regional presences which enables us to respond quickly to local needs and provide fast turn-around;

         o a real-time tracking system to monitor location of their assets in our possession and the progress of these assets through any process we manage; and

         o        convenient logistics services and warehousing.

RESULTS OF OPERATIONS

         The following table sets forth certain information, expressed as a percentage of net sales, reflected in the Company's consolidated statements of income for the three and six months ended March 31, 2002 and 2001:

                                                               THREE MONTHS ENDED          SIX MONTHS ENDED MARCH 31,
                                                                    MARCH 31,

                                                               2002            2001             2002             2001
                                                              -----            -----            -----            -----
Revenues ........................................             100.0            100.0            100.0            100.0

Cost of revenues ................................              94.0             72.7             84.6             72.2
                                                              -----            -----            -----            -----
Gross profit ....................................               6.0             27.3             15.4             27.8

Selling, general & administrative expenses ......              46.7             35.8             43.1             31.5
                                                              -----            -----            -----            -----
Loss from operations ............................             (40.7)            (8.5)           (27.7)            (3.7)

Interest expense ................................              (2.9)            (0.4)            (2.7)              .2

Interest income .................................               0.1              2.1              0.3              2.3
                                                              -----            -----            -----            -----

Net loss before tax .............................             (43.5)            (6.8)           (30.1)            (1.6)

Benefit from income tax .........................               1.0              2.3              3.7              0.5
                                                              -----            -----            -----            -----

Net loss ........................................             (42.5)            (4.5)           (26.4)            (1.1)
                                                              =====            =====            =====            =====

                                       11

THREE MONTHS ENDED MARCH 31, 2002 RESULTS COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

SALES

         Our ongoing sales consist of revenues from the repair of set top boxes, linegear, and power supplies and the provision of asset management, warehousing, and logistics services for cable equipment. During the second quarter of fiscal 2002, we continued to generate revenues from the sale of refurbished line gear and power supplies and for a portion of the quarter, from brokerage services and sales of refurbished cable equipment. During the quarter, we elected to discontinue all remaining brokerage and distribution activities, in order to further concentrate on meeting demand in our growing repair activities.

         Our sales for the second quarter of 2002 increased 25% to $5.0 million, as compared to $4.0 million for the second quarter of 2001. As we focused our business more on the repair of set top boxes, our repair revenue increased 600% to $3.5 million, as compared to $500,000 for the second quarter of 2001. We have also increased our efforts to provide logistics services to our customers, and our revenue from this source increased to $722,000, as compared to $100,000 in the corresponding quarter of 2001.

         Sales from our now-discontinued international and domestic distribution activities decreased 50% to $710,000, as compared to $1.4 million in 2001, due to both decreased demand and the termination of these activities mid-way through the quarter. For similar reasons, brokerage sales decreased to $53,000 during the quarter, as compared to $1.5 million in 2001. Finally, also for these reasons, sales of refurbished products decreased 96% to $20,000, as compared to $554,000 in 2001. As we have now discontinued our brokerage and distribution activities, we expect no further revenues from these sources.

         Our business plan is now sharply focused on increasing repair and logistics revenues. We expect these will continue to be generated by our relationships with manufacturers of equipment for the broadband market and the system operators that use them. We continue to target service and repair opportunities for digital set top boxes for the cable industry, cable modems, and digital subscriber line modems. The acquisition in August 2001, of the assets constituting the repair business of Broadband Services, which provided us in-warranty repair authorization for Motorola products, and our subsequent designation as an authorized in-warranty repair provider for Scientific Atlanta products, are the primary causes for the increase in our repair revenues during this year.

         Our exposure to manufacturers and system operators as a result of the repair services we provide them positions us to afford them logistics and warehousing services as well. These equipment storage and distribution functions are typically based on short term arrangements and enable us to make productive use of our substantial vertical storage capacities.

COST OF GOODS SOLD

         Cost of goods sold was 94% of sales in the second quarter of fiscal 2002, compared to 73% in the 2001 quarter. The overall cost of goods sold increased as a percentage of revenues as a result of the overall reduction in combined revenues from brokerage and distribution services, and the low margins resulting from liquidation of the associated inventory of brokerage and distribution services and refurbished equipment ($290,000) . We also continued to incur increased labor expense (recognized in cost of goods sold) associated with increases in repair capacity which was not fully utilized during the current period.

         We expect margins to increase during the remainder of the current fiscal year as utilization of our expanded capacity improves and the effects of certain cost-cutting measures are realized, including the discontinuance of lower margin sectors. Margins at our repair facilities which have adapted to performing Motorola repair operations and are fully operational were more than 30% during the second quarter of 2002. We anticipate that margins for all our repair operations will approach these levels as our other facilities become fully operational.

OPERATING EXPENSES

         Operating expenses increased 64% in the second quarter of 2002 to $2.3 million, as compared to $1.4 million in the second quarter of the prior year. The increase reflected certain non-recurring items. These consisted of professional fees and certain costs associated with the termination of our brokerage and distribution activities, including severance payments to former employees and the establishment of reserves against $ 70,000 of receivables from offshore customers. Additional operating costs were also attributable to the operation of two repair facilities acquired from Broadband Services in August 2001.

         In February 2002, we curtailed our operations in Canada and sought a sale of the related assets, which we completed in May of this fiscal year. As a result of the sale, we expect to recognize a third quarter loss estimated at $2.7 million, including the write-down of approximately $2.5 million of goodwill related to our acquisition of the facility in September 2000. For the second quarter of fiscal 2002, our Canadian facility incurred an operating loss that we estimate at $219,000.

         During the second quarter of 2002, in order to focus on our core repair service activities, we ceased our brokerage and distribution activities (including the related refurbishment activities) and liquidated the related inventories. This resulted in operating losses in the second quarter of fiscal 2002 that we estimate at $442,000.

INCOME TAX PROVISION

         The effective tax benefit rate on continuing operations was 2% for the second quarter of 2002, as compared to 34% in 2001. This reflects the recognition of a valuation allowance against our deferred tax assets due to management's uncertainty whether we will realize profits in the near term that will fully utilize our net operating losses.

DISCONTINUED OPERATIONS

         In February 2000, we decided to close our subsidiary, Auro Computer Services, Inc. ("Auro").The operations of Auro were discontinued on February 21, 2000. As of December 31, 1999, we recorded a charge for the expected loss on the disposition of Auro's assets, net of a tax effect. The assets were written down to their estimated net realizable values. We recognized a gain of $180,230, net of income tax, during the second quarter of 2001, due to the settlement of Auro's obligations. There was no activity relating to Auro during the second quarter of 2002. Adjustment will be made for Auro's remaining obligations as and when they are settled with Auro's creditors. We do not anticipate any further adverse impact on our financial position or results of operations relating to Auro.

SIX MONTHS ENDED MARCH 31, 2002 RESULTS COMPARED TO SIX MONTHS ENDED MARCH 31, 2001

SALES

         Our revenues for the six months ended March 31, 2002 increased 19% to $10.4 million, as compared to $8.7 million for the same period for 2001. As we focused our business more on the repair of set top boxes, our repair revenue increased 556% to $6.3 million, as compared to $961,000 from last year. We have also increased our efforts to provide logistics services to our customers, and our revenue from this source increased to $1.3 million, as compared to $100,000 in 2001.

         Sales from international and domestic distribution remained constant at $2.2 million for the six months ended March 31, 2002 and 2001. Brokerage sales decreased to $296,000 during the six month period, as compared to $3.8 million in 2001, consistent with our reduced efforts and decreased demand in this service sector. Finally, sales of refurbished products decreased 77% to $371,000, as compared to $1.6 million in 2001. As we subsequently discontinued our brokerage and distribution services activities, we expect little revenue from these activities during the remainder of fiscal year 2002.

COST OF GOODS SOLD

         Cost of goods sold for the six months of this year was 85% compared to 72% last year. The overall cost of goods sold increased as a percentage of revenues as a result of the overall reduction in combined revenues from brokerage and distribution services and the liquidation of the associated inventories without a corresponding reduction in certain related fixed costs. Margins from brokerage and sales of refurbished equipment were also compressed by the effects of the slowdown in capital expenditures in the cable industry which put pressure on selling prices. Direct labor expense associated with increases in repair capacity is recognized in costs of goods sold. In the first six months of 2002, revenue generated from our brokerage and distribution services amounted to 24% of our total sales as opposed to 69% during the previous year. The costs of goods associated with those sales were 97% during 2002 as opposed to 78% for the same period during 2001.

OPERATING EXPENSES

         Operating expenses for the first six months increased $1.7 million or 63% over the previous year. The increase was due to costs associated with two repair facilities acquired from Broadband Services in August 2001. Also included in the expenses were severance payments to former employees engaged in our distribution and brokerages activities.

          In February 2002, we curtailed our operations in Canada and sought a sale of the related assets, which we completed in May of this fiscal year. As a result of the sale, we expect to recognize a third quarter loss estimated at $2.7 million, including the write-down of approximately $2.5 million of goodwill related to our acquisition of the facility in September 2000. For the first six months of fiscal 2002, our Canadian facility incurred an operating loss that we estimate at $338,000.

          During the second quarter of 2002, in order to focus on our core repair service activities, we ceased our brokerage and distribution activities (including the related refurbishment activities) and liquidated the related inventories. This resulted in an operating loss for the first six months of fiscal 2002 that we estimate at $540,000.

INCOME TAX PROVISION

         The effective tax benefit rate on continuing operations was 12% for the first six months of 2002, as compared to 33% in 2001. This reflects the valuation allowance being recognized against our deferred tax assets, due to management's uncertainty whether we will realize profits in the near term that will fully utilize our net operating losses.

DISCONTINUED OPERATIONS

         In February 2000, we decided to close our subsidiary, Auro Computer Services, Inc. ("Auro").The operations of Auro were discontinued on February 21, 2000. As of December 31, 1999, we recorded a charge for the expected loss on the disposition of Auro's assets, net of a tax effect. The assets were written down to their estimated net realizable values. We recognized a gain of $180,230, net of income tax, during the second quarter of 2001, due to the settlement of Auro's obligations. There was no activity relating to Auro during the second quarter of 2002. Adjustment will be made for Auro's remaining obligations as and when they are settled with Auro's creditors. We do not anticipate any further adverse impact on our financial position or results of operations relating to Auro.

LIQUIDITY AND CAPITAL RESOURCES

         For the first six months of fiscal 2002, we had significant cash needs which we satisfied with working capital advances totaling $3.0 million from our French parent, A Novo SA. Initially advances bore interest at rates charged by A Novo SA to its other affiliates, 2% over EURIBOR, not to exceed 6% per year. On March 15, 2002, in light of our immediate needs for additional funding to meet our working capital requirements and our inability to increase or renew our existing bank line of credit, which matured on April 2, 2002, and our delay in obtaining a new line of credit, A Novo SA advanced us $2,200,000. In order to induce A Novo SA (a) to advance the additional funds, (b) to agree to subordinate all of its working capital advances to a new credit line and (c) to agree to guarantee a new credit line, the terms of such advances were revised and incorporated into an unsecured demand convertible grid note of us in nominal principal amount of $4 million, due on demand. From and after March 31, 2002, interest on the principal of the note accrues at an annual rate equal to 2% plus prime, adjusted monthly. The principal of the note may be converted into shares of the our common stock at prices based on the average closing price per share for the 10 trading days immediately following the time of the related advance. The average conversion price is $1.41 per share. Based on a balance of $3,000,574 outstanding as of March 31, 2002, the note was convertible into a maximum of 2,133,520 shares of common stock. We received an additional $500,000 of advances under the demand note during April 2002. As of May 1, 2002, none of the working capital advances from A Novo SA had been repaid.

         We expect that all amounts owing for working capital advances from A Novo SA and its affiliates will be subordinated to our proposed new bank credit facility.

         In addition to funding operating expenses, during the first six months of fiscal 2002, we used cash to purchase capital equipment to enable us to service Motorola and Scientific Atlanta and to pay severance costs attributable to work force reductions.

         Our existing bank credit facility provides for advances of up to $1.5 million. Balances under the facility totaling approximately $1.518 million were due, and the facility expired on April 2, 2002. The lender has taken no action to enforce repayment of the loan, pending the Company's completion of a proposed new line of credit from another bank but has not granted a formal extension of the loan. As of May 20, 2002, we had received a term sheet and loan documentation from another bank for a new secured line of credit of up to $3,000,000, from which we expect to satisfy the existing facility prior to May 31, 2002. The existing facility was fully drawn as of March 31, 2002 and May 1, 2002. The terms of the new credit facility provides for interest at 2% over the lending bank's prime rate and a one-year maturity.

         We believe that as a result of measures taken during the second quarter to contain costs, conserve cash and our expectations of increasing revenues from our core repair service functions, we will be able to meet our working capital and capital expenditure requirements for the foreseeable future out of cash flow from operations and incremental funds available under our proposed new credit facility. Nevertheless, if the proposed new facility is not funded, we will have immediate need for other sources of funds to satisfy our bank debt and provide working capital. We have no assurance that our parent will continue to supply working capital or other funds to meet our needs. Failure to obtain additional working capital and to meet our obligations to our bank lender would have a material adverse effect on our business.

         An important element of our business strategy has been the acquisition of similar businesses and the integration of such businesses into our existing operations. Any such acquisitions in the foreseeable future would probably require that we obtain additional financing through the public or private issuance of additional debt or equity securities. No such acquisitions are currently pending or planned.

         To fund a portion of the purchase price of the Broadband Services repair assets we acquired in August 2001, we obtained a $4.97 million bridge loan from an affiliate of A Novo SA, with interest at 2% over EURIBOR, not to exceed 6%. Accrued interest on the bridge loan was approximately $152,000 at March 31, 2002. The bridge loan is convertible into shares of our common stock at $1.40 per share (a maximum of 3,659,807 shares as of March 31, 2002 based on a bridge loan balance of $5,123,730 at March 31, 2002.). Maturity of the bridge loan has been extended to the closing date of our proposed new credit facility, at which time we expect that the entire bridge loan balance will be converted into shares of common stock.

CONTINGENCIES

         We are a party from time to time to ordinary litigation incidental to our business, none of which is expected to have a material adverse effect on our results of operations, financial position or liquidity.

FORWARD LOOKING STATEMENTS

         Certain statements in this report are forward-looking statements regarding future events or our future financial performance. Forward-looking statements can be identified by the use of words such as "estimates," "projects", "anticipates," " expects," "intends," " believes" or the negative thereof or other variations thereon or by discussions of strategy that involve risks and uncertainties. These statements are subject to a number of risks and other factors, including those set forth in our Annual Report on Form 10-KSB for our year ended September 30, 2001, as filed with the Securities and Exchange Commission. Such risks include the immediate availability of additional working capital, industry developments (including the rate at which digital broadband services are introduced in our markets), our relations with broadband equipment suppliers, competition (including direct competition by equipment suppliers and broadband system operators), technological developments which may render our services obsolete or unnecessary, and our likely increasing dependence on new information systems. Forward-looking statements are necessarily based upon assumptions, estimates and data that are uncertain. No assurance can be given that the anticipated results will be achieved, and future results may in fact differ materially from those anticipated.

                             A NOVO BROADBAND, INC.
                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities; Use of Proceeds

         None.

Item 3. Defaults Upon Senior Securities.


         The Company has defaulted in payment of its existing bank credit facility that provides for advances of up to $1.5 million. Balances under the facility were due, and the facility expired on, April 2, 2002. The lender has taken no action to enforce repayment of the loan, pending the Company's completion of a proposed new $3 million line of credit from another bank but has not granted a formal extension of the loan. Total arrearages as of May 20, 2002 were approximately $1.518 million. The Company expects to pay the defaulted facility prior to May 31, 2002 with proceeds of the proposed new line of credit.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K


         3.6 Demand Convertible Grid Note of the issuer dated March 31, 2002 in nominal principal amount of $4 million, payable to A Novo SA.

                             A NOVO BROADBAND, INC.
                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          A Novo Broadband, Inc.



Date:  May 20, 2002              By:      /s/ William Kelly
                                     --------------------------------
                                          William Kelly
                                          President and Chief Executive Officer

 Date:  May 20, 2002             By:      /s/ Steven J. Easterday
                                     ----------------------------------------
                                          Steven J. Easterday
                                          Principal Financial Officer