Form 10QSB/A
period 2002-03-31
A NOVO BROADBAND INC
filed 2002-05-28
CIK 893139

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------

                                  FORM 10-QSB/A

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

                                INTRODUCTORY NOTE
                                -----------------

This amendment to the Registrant's Report on Form 10-QSB for the Quarterly Period ended March 31, 2002, is filed to correct certain typographical errors in the Registrant's Consolidated Statements of Operations and Comprehensive (Loss) Income for the Six Months Ended March 31, 2002 and 2001, as previously stated in such report. The items captioned "Discontinued Operations: Gain on disposal of division" and "Net (loss) income" have been revised.

                             A NOVO BROADBAND, INC.
                                  FORM 10-QSB/A
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
                                      INDEX

                                                                                               PAGE NUMBER
PART I.         FINANCIAL INFORMATION


Item 1.         Consolidated Statements of Operations and Comprehensive (Loss) Income for           3
                the Three and Six Months Ended March 31, 2002 and 2001 (unaudited)

                SIGNATURES                                                                         S-1

                             A NOVO BROADBAND, INC.
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

                                                                    THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                         MARCH 31,                              MARCH 31,
                                                                 2002               2001                2002                2001
                                                              ------------       ------------       ------------       ------------

Revenues ...............................................      $  5,033,253       $  3,996,083       $ 10,368,114       $  8,722,483

Cost of sales ..........................................         4,731,261          2,905,338          8,770,404          6,297,147
                                                              ------------       ------------       ------------       ------------
   Gross profit ........................................           301,992          1,090,745          1,597,710          2,425,336

Selling, general and administrative expenses ...........         2,349,003          1,432,005          4,470,524          2,742,668
                                                              ------------       ------------       ------------       ------------

   Loss from operations ................................        (2,047,011)          (341,260)        (2,872,814)          (317,332)
                                                              ------------       ------------       ------------       ------------
Other (expense) income

   Interest expense ..................................            (148,882)           (14,042)          (282,386)           (21,362)

   Interest income ...................................               4,845             85,721             29,194            196,314
                                                              ------------       ------------       ------------       ------------
 Total other (expense) income ..........................          (144,037)            71,679           (253,192)           174,952
                                                              ------------       ------------       ------------       ------------
   Loss before income taxes ............................        (2,191,048)          (269,581)        (3,126,006)          (142,380)
 Benefit from taxes ....................................            51,514             90,409            386,093             47,158
                                                              ------------       ------------       ------------       ------------
Loss from continuing operations ........................        (2,139,534)          (179,172)        (2,739,913)           (95,222)

Discontinued operations:

   Gain on disposal of division, net of tax
       provision of $0, $93,000, $0 and $93,000 ........                --            180,230                 --            180,230
                                                              ------------       ------------       ------------       ------------
Net (loss) income ......................................        (2,139,534)             1,058         (2,739,913)            85,008

Other comprehensive loss ...............................            (3,105)                --            (12,317)                --
                                                              ------------       ------------       ------------       ------------
Total comprehensive (loss) income ......................      $ (2,142,639)      $      1,058       $ (2,752,230)      $     85,008
                                                              ============       ============       ============       ============

Basic and diluted earnings per share
   Loss from continuing operations .....................      $      (0.42)      $      (0.04)      $      (0.55)      $      (0.02)
   Gain on discontinued operations .....................      $       0.00       $       0.04       $       0.00       $       0.04
                                                              ------------       ------------       ------------       ------------
   Net (loss) income per share .........................      $      (0.42)      $       0.00       $      (0.55)      $       0.02
                                                              ============       ============       ============       ============
   Weighted average shares outstanding .................         5,041,219          4,843,624          4,977,803          4,801,635

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


                                            A Novo Broadband, Inc.




 Date:  May  28 , 2002                      By:      /s/ Steven J. Easterday
                                                --------------------------------
                                                     Steven J. Easterday
                                                     Principal Financial Officer