Form 10QSB
period 2002-06-30
A NOVO BROADBAND INC
filed 2002-08-15
CIK 893139

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -----------

                                  FORM 10-QSB

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
                                       OR
[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.
              For the transition period from ________ to _________

                         Commission file number 0-23111

                             A Novo Broadband, Inc.
                 (Name of Small Business Issuer in Its Charter)

                   Delaware                                                 31-1239657
          (State of Incorporation)                             I.R.S. Employer Identification No.)
196 Quigley Boulevard, New Castle, Delaware (Address of                  19720 (Zip Code)
         Principal Executive Offices)

Issuer's telephone number, including area code:                  (302) 322-6088

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The aggregate market value of the voting and non-voting common equity (which consists solely of shares of Common Stock) held by non-affiliates of the issuer as of July 31, 2002, computed by reference to the closing sales price of the issuer's Common Stock on the NASDAQ Bulletin Board on that date, was approximately $961,983.

     The number of shares of the issuer's Common Stock outstanding as of July 31, 2002 was 8,759,600.

     Transitional Small Business Disclosure Format. Yes [X] No [ ]

                             A NOVO BROADBAND, INC.
                                   FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
                                      INDEX

                                                                                             Page
                                                                                            Number
Part I.   Financial Information

Item 1.   Consolidated Balance Sheets at June 30, 2002 (unaudited) and September 30,          3
          2001 (audited)

          Consolidated Statements of Operations and Comprehensive Loss for                    5
          the Three and Nine Months Ended June 30, 2002 and 2001
          (unaudited)

          Consolidated Statements of Cash Flows for the Nine Months ended June 30,            6
          2002 and 2001 (unaudited)

          Notes to Consolidated Financial Statements                                          8

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of         12
          Operations

Part II.  Other Information

Item 1.   Legal Proceedings                                                                  18

Item 2.   Changes in Securities; Use of Proceeds                                             18

Item 3.   Defaults Upon Senior Securities                                                    18

Item 4.   Submission of Matters to a Vote of Security Holders                                18

Item 5.   Other Information                                                                  19

Item 6.   Exhibits and Reports on Form 8-K                                                   19

          Signatures                                                                         20

                     A NOVO BROADBAND, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                             June 30, 2002         September 30,
                                              (unaudited)          2001(audited)
                                              ------------         ------------
CURRENT ASSETS
   Cash ..............................        $    328,218         $    320,696
   Accounts receivable, net ..........           5,128,606            4,267,857
   Inventories, net ..................           2,004,385            1,871,350
   Notes receivable-related party ....              52,819              200,000
   Prepaid and other assets ..........             362,115              163,306
   Deferred income taxes .............             541,000              541,000
                                              ------------         ------------

     Total current assets ............           8,417,143            7,364,209
                                              ------------         ------------

PROPERTY AND EQUIPMENT, at cost
   Furniture and fixtures ............           1,183,393            1,217,341
   Equipment .........................           3,093,941            2,885,684
   Leasehold improvements ............           1,024,145              523,371
   Software ..........................             136,528               57,000
                                              ------------         ------------
                                                 5,438,007            4,683,396

   Less accumulated depreciation .....          (1,817,544)          (1,216,323)
                                              ------------         ------------

     Net property and equipment ......           3,620,463            3,467,073
                                              ------------         ------------

OTHER ASSETS

   Goodwill, net .....................           5,973,498            8,528,807
   Deferred income taxes .............           1,962,279            1,552,000
   Note receivable-related party .....              12,161                   --
   Other assets ......................             147,172              139,519
                                              ------------         ------------

     Total other assets ..............           8,095,110           10,220,326
                                              ------------         ------------

TOTAL ASSETS .........................          20,132,716         $ 21,051,608
                                              ============         ============


    The accompanying notes are an integral part of the consolidated financial statements.

                     A NOVO BROADBAND, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                               June 30, 2002  September 30, 2001
                                                (unaudited)       (audited)
                                               -------------  ------------------

CURRENT LIABILITIES
   Current portion of long-term obligations    $    202,379       $    190,008
   Notes payable - bank ...................       2,772,186            500,000
   Note payable - related party ...........       3,606,503          4,971,940
   Accounts payable .......................       2,606,732          3,039,259
   Accrued expenses
     Payroll and related taxes ............         392,981            990,935
     Other ................................         120,661            250,429
                                               ------------       ------------

     Total current liabilities ............       9,701,442          9,942,571
                                               ------------       ------------

LONG-TERM LIABILITIES .....................          53,809             83,334
                                               ------------       ------------


     Total liabilities ....................       9,755,251         10,025,905
                                               ------------       ------------

STOCKHOLDERS' EQUITY
   Common stock ...........................           8,760              4,915
   Additional paid-in-capital .............      19,196,535         13,861,873
   Stock subscription receivable ..........        (138,387)                --
   Accumulated other comprehensive loss ...         (38,464)           (47,304)
   Retained deficit .......................      (8,650,979)        (2,793,781)
                                               ------------       ------------

     Total stockholders' equity ...........      10,377,465         11,025,703
                                               ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 20,132,716       $ 21,051,608
                                               ============       ============


    The accompanying notes are an integral part of the consolidated financial statements.

                           A NOVO BROADBAND, INC.
        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                  Three Months Ended                Nine Months Ended
                                                           June 30,                         June 30,
                                                  2002           2001             2002            2001
                                             ------------    -----------      ------------    ------------
Revenues                                     $  4,886,286    $ 3,007,407      $ 15,254,400    $ 11,729,890
Cost of sales..............................     3,383,326      1,961,884        12,153,730       8,259,031
                                             ------------    -----------      ------------    ------------
   Gross profit............................     1,502,960      1,045,523         3,100,670       3,470,859
Selling, general and administrative expenses    1,993,503      2,050,261         6,464,027       4,792,929
                                             ------------    -----------      ------------    ------------
   Loss from operations....................      (490,543)    (1,004,738)       (3,363,357)     (1,322,070)
                                             ------------    -----------      ------------    ------------
Other (expense) income
   Interest expense........................      (113,430)        (3,452)         (395,816)        (24,814)
   Interest income.........................         1,038         77,277            30,232         273,591
   Loss on disposal of assets..............    (2,561,775)             -        (2,561,775)              -
                                             ------------    -----------      ------------    ------------
Total other (expense) income                   (2,674,167)        73,825        (2,927,359)        248,777
                                             ------------    -----------      ------------    ------------
   Loss before income taxes................    (3,164,710)      (930,913)       (6,290,716)     (1,073,293)
Benefit from taxes                                      -        317,371           386,093         364,529
                                             ------------    -----------      ------------    ------------
Loss from continuing operations............    (3,164,710)      (613,542)       (5,904,623)       (708,764)

Discontinued operations:
   Gain on disposal of division, net of tax
       provision of $0, $0, $0 and ($93,000)       47,425              -            47,425         180,230
                                             ------------    -----------      ------------    ------------
Net loss                                       (3,117,285)      (613,542)       (5,857,198)      ( 528,534)
Other comprehensive loss ..................        21,157              -             8,840               -
                                             ------------    -----------      ------------    ------------
Total comprehensive loss...................  $ (3,096,128)   $  (613,542)     $ (5,848,358)   $   (528,534)
                                             ============    ===========      ============    ============
  Basic and diluted earnings per share
     Loss from continuing operations.......  $      (0.50)   $     (0.13)     $      (1.08)   $      (0.15)
     Gain on discontinued operations.......  $       0.01              -      $       0.01    $       0.04
                                             ------------    -----------      ------------    ------------
     Net loss per share                      $      (0.49)   $     (0.13)     $      (1.07)   $      (0.11)
                                             ============    ===========      ============    ============
     Weighted average shares outstanding        6,392,398      4,849,923         5,449,335       4,817,731

           The accompanying notes are an integral part of the consolidated financial statements.

                             A NOVO BROADBAND, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Nine Months Ended June 30,
                                                                     2002(unaudited)     2001 (unaudited)
                                                                    ------------------  -----------------
Cash Flows From Operating Activities
Net loss .........................................................     $(5,857,198)       $  (528,534)
                                                                       -----------        -----------
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization..................................         831,160            365,921
    Loss on disposal of assets                                           2,561,775             54,304
   Provision for losses on receivables............................            (241)            34,625
   Provision for inventory obsolescence...........................        (373,466)              (526)
    Loan to former CEO repaid by bonus                                     147,181            141,839
   Deferred income taxes..........................................        (410,279)          (252,731)
   Accrued interest - related party converted to equity...........         227,742                  -
   Accrued interest income - related party                                  (5,653)                 -
   Accrued interest expense - related party                                105,929                  -
   Gain on disposal of division                                            (47,425)          (180,230)
   (Increase) decrease in operating assets:
       Accounts receivable........................................        (860,508)           381,473
       Inventories................................................         254,564           (357,594)
       Prepaid and other assets...................................        (206,462)          (271,679)
   Decrease in operating liabilities:
       Accounts payable...........................................        (312,375)           (59,373)
       Accrued expenses...........................................        (715,351)           (89,531)
                                                                       -----------        -----------
           Total adjustments......................................       1,196,591           (233,502)
                                                                       -----------        -----------
Net cash used in operating activities.............................      (4,660,607)          (762,036)
                                                                       -----------        -----------
Cash Flows From Investing Activities
Purchase of property and equipment................................      (1,304,889)        (1,571,389)
Refund of acquisition costs                                                      -             19,737
Proceeds from sale of property and equipment                               259,988                  -
Increase in notes receivable - related party......................          (6,508)                 -
                                                                       -----------        -----------
Net cash used in investing activities.............................      (1,051,409)        (1,551,652)
                                                                       -----------        -----------
Cash Flows From Financing Activities
Proceeds from exercise of stock options and warrants.............              438            103,428
Net borrowings on notes payable - bank...........................        2,272,186                  -
Net advances from related party .................................        3,500,574                  -
Net payments on debt obligations.................................          (62,500)        (1,002,557)
                                                                       -----------        -----------
Net cash provided by (used in) financing activities..............        5,710,698           (899,129)
                                                                       -----------        -----------
Effect of exchange rate changes on cash..........................            8,840                  -
                                                                       -----------        -----------
Net increase (decrease) in cash..................................            7,522         (3,212,817)
Cash at beginning of period......................................          320,696          7,104,915
                                                                       -----------        -----------
Cash at end of period............................................      $   328,218        $ 3,892,098
                                                                       ===========        ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

   On January 4, 2002, the Company completed a non-cash transaction by accepting a note in the sum of $138,387 from an affiliate of the Chief Development Officer which was applied to exercise stock options to purchase 129,700 shares of the Company's common stock.

   On May 29, 2002, in conjunction with a new credit facility, the related party bridge loan and accrued interest in the amounts of $4,971,940 and $227,742, respectively, were converted into a total of 3,714,058 shares of the Company's common stock at $1.40 per share pursuant to the bridge loan agreement.

   During the nine months ended June 30, 2002, the Company entered into a capital lease for the purchase of a new delivery truck for $32,975.

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

Operating results for the three and nine months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year ending September 30, 2002.

2.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                    Three Months Ended June 30           Nine Months Ended June 30,
                                                      2002              2001              2002              2001
                                                  ------------       ----------       ------------       ----------

Numerator:
----------
    Loss from continuing operations .........     $ (3,164,710)      $ (613,542)      $ (5,904,623)      $ (708,764)
                                                  ============       ==========       ============       ==========

Denominator:
------------
Denominator for basic earnings per share
   Weighted-average shares outstanding.......        6,392,398        4,849,923          5,449,335          4,817,731
Effect of dilutive securities:
Employee stock options.......................                -                -                  -                -
                                                  ------------       ----------       ------------       ----------

Denominator for diluted earnings per share...        6,392,398        4,849,923          5,449,335        4,817,731
                                                  ============       ==========       ============       ==========

Basic and diluted earnings per share.........     $      (0.50)      $    (0.13)      $      (1.08)      $   ( 0.15)
                                                  ============       ==========       ============       ==========

3.  Notes Payable - Related Party

On August 31, 2001, the Company purchased assets constituting the repair business of Broadband Services, Inc. for $8 million cash, subject to post-closing adjustments, and the assumption of certain related liabilities. To fund the acquisition the Company used existing cash and a $4.97 million secured bridge loan from a subsidiary of its indirect parent, A Novo SA, with interest at 2% over EURIBOR (not to exceed 6%). Principal of and interest on the bridge loan were convertible into common stock at $1.40 per share, reflecting the market price of the common stock during December 2001, when the bridge loan was amended and its term extended to meet the Company's bank-financing requirements. On May 29, 2002, to satisfy a condition of the Company's new credit facility, the bridge loan and accrued interest were converted into shares of common stock. See Note 5.

In the first nine months of fiscal 2002, the Company received working capital advances totaling $3,500,574 from A Novo SA. Initially advances bore interest at the same rate as the secured bridge loan. On March 15, 2002, to meet the Company's need for additional working capital, A Novo SA advanced the Company $2,200,000. In order to induce A Novo SA to (a) advance the additional funds,
(b) agree to subordinate all of its working capital advances to a new bank credit line and (c) agree to guarantee a new credit line, the terms of all working capital advances were revised and incorporated into an unsecured convertible grid note, due on demand. From and after March 31, 2002, interest on the principal of the note accrues at an annual rate equal to a defined prime rate plus 2%, adjusted monthly. Subsequent to March 15, 2002, A Novo SA advanced the Company an additional $500,000 under the convertible note. The principal of the note may be converted into shares of the Company's common stock at prices based on the average closing price per share for the 10 trading days immediately following the time of the related advance. As of June 30, 2002, the average conversion price was $1.37 per share. Based on a balance of $3,606,503 outstanding as of June 30, 2002, the note was convertible into a maximum of 2,640,218 shares of common stock. The Company's working capital deficit at June 30, 2002, reflects the outstanding working capital advances as a short-term liability. All amounts owing under the convertible note have been subordinated to the Company's new bank credit facility.

4.  Notes Payable - Bank

On May 29, 2002, the Company entered into a one-year senior secured revolving credit facility with Silicon Valley Bank. Under the terms of the credit facility, the Company may borrow up to 80% of the amount of its eligible accounts receivable up to a maximum of $3.0 million at any time outstanding. Amounts borrowed under the credit facility bear interest at 2% per year over the bank's prime rate. The agreement governing the facility requires the Company to maintain tangible net worth of at least $7.25 million. Borrowings under the facility are guaranteed by A Novo SA and A Novo Americas LLC, the Company's indirect and direct parents, respectively. At June 30, 2002, amounts drawn under the facility and then outstanding totaled $2,772,186, which was subsequently determined to exceed the Company's borrowing base. See Note 9.

The Company used approximately $1.5 million under the new facility to pay off its overdue prior credit facility with Bank of America. The Company is using the new credit facility for general corporate purposes, including working capital. Outstanding borrowings under the old facility were $0 and $500,000 at June 30, 2002 and September 30, 2001, respectively. Outstanding borrowings under the new facility were $2,772,186 and $0 at June 30, 2002 and September 30, 2001, respectively.

5.  Stock Transactions

On January 4, 2002, the Company entered into agreements with its Chief Development Officer pursuant to which he exercised options to purchase 129,700 shares of common stock at an aggregate purchase price of $138,387. Upon the exercise of the options, the Chief Development Officer waived his rights to tandem stock appreciation rights under his 475,080 remaining outstanding options. Payment of the stock's purchase price was made by delivery of a promissory note from the Chief Development Officer's affiliate, secured by the pledge of 129,700 of shares of common stock issued on the exercise of the options. The loan is with full recourse to the Chief Development Officer as to the stated interest of 6% per year, is non-recourse as to the principal, and is payable in three installments of $44,637 plus interest on January 24, 2005 and $46,875 plus interest on both

January 4, 2006 and 2007. The Company also loaned the Chief Development Officer $6,508 to cover the payroll tax liability associated with this transaction. The payroll tax loan accrues interest at a stated rate of 4.49% and is payable in full on January 4, 2007.

On May 29, 2002, to satisfy a condition of the Company's new bank credit facility, A Novo Americas, the Company's parent, converted the $5.20 million balance of its bridge loan and accrued interest owed by the Company into 3,714,058 shares of common stock, at the conversion price of $1.40 per share as provided for in the bridge loan, thereby increasing its ownership to approximately 76.8% of the Company's outstanding common stock. See Note 3.

6.  Loss on sale of assets at the discontinued facility

Following the curtailment of operations at the Company's Montreal facility in February 2002, the Company undertook to sell the related assets. On May 8, 2002, the Company completed a sale of these assets to a former employee for $259,988 in cash and the assumption of $120,152 of certain liabilities. In connection with the sale, the Company recognized a loss of $2,561,775, including the write-off of approximately $2.5 million of goodwill originally related to its acquisition of the operations in September 2000. During the first nine months of 2002, the operation of the Canadian facility contributed an estimated $627,000 to the Company's loss from operations.

7.  Income taxes

Management has elected to record a valuation allowance against any further increases to the deferred tax asset recorded on the consolidated financial statements to reflect the future benefit of net operating loss carry forwards. The valuation allowance at June 30, 2002 was approximately $1,986,000, which included an increase of $1,166,000 during the quarter then ended.

8.  Concentration of Business Activity

As of June 30, 2002, approximately 72% of the Company's accounts receivable was due from one customer. For the three and nine-months ended June 30, 2002, approximately 76% and 58% of the Company's total revenues were from the same customer and approximately 57% and 52% of the Company's total purchases were from the same customer as a vendor. Activity involving this customer consists primarily of services provided by the Company to a number of users of the customer's equipment pursuant to warranty arrangements for which the customer is responsible.

9.  Subsequent Events

On July 30, 2002, in order to reduce costs and improve liquidity, the Company suspended operations in its Ohio and California facilities and reduced its employee head count significantly. The Company anticipates utilizing excess capacity in its two remaining facilities in Delaware and Florida to service its customers. The Company will maintain the leases in California and Ohio until it can sublet the facilities or market conditions warrant restarting operations. The Company estimates that moving and carrying costs during the fourth quarter relating to these facilities will be approximately $250,000. The Company's remaining obligations under the leases for the two facilities extend until 2009 and total approximately $2,996,000.

At August 1, 2002, $2,777,792 was outstanding under the Company's new bank credit facility (see Note 5), which was approximately $1.22 million in excess of the adjusted borrowing base at that date. The overdraw resulted primarily from the re-calculation of the borrowing base to reflect certain accounts payable to a major customer. The bank consented to the overdraw and waived any resulting default, subject to elimination of the overdraw in scheduled reductions, including an initial reduction of $124,000, which the Company satisfied on August 12, 2002, and further reductions at 30 day intervals commencing on August 25, 2002, each in an equal amount equal to the lesser of the actual balance of the accounts payable to the customer or $250,000. The Company expects to meet the remaining scheduled reductions in the ordinary course of its operations based on its anticipated production schedules and the cost reduction and improved billing measures it had previously implemented.

10. Recent Accounting Pronouncements

In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Statement 145 updates, clarifies, and simplifies existing accounting pronouncements. Statement 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, which required a company to aggregate and, if material, classify all gains and losses from a debt extinguishment as an extraordinary item, net of related income tax effect. Statement 145 also rescinds Statement 44 dealing with motor carriers. Statement 145 also amends FASB Statement No. 13, Accounting for Leases, to require that a company use sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. Statement 145 as it relates to the rescission of Statement 4 is effect for fiscal years beginning after May 15, 2002, with earlier application encouraged. All other provisions of Statement 145 are effective for transaction or financial statements issued on or after May 15, 2002. The Company does not expect the adoption of this pronouncement to have any effect on the Company's financial statements.

The Financial Accounting Standards Board (FASB) has issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities in July 2002. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company expects early application of this pronouncement to allow for the deferral of certain exit activity costs relating to the suspended activities of the California and Ohio locations during the fourth quarter. The full impact of this pronouncement on the Company's fourth quarter results is unknown at this time, but will be determined during the fourth quarter.

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

OVERVIEW

         A Novo Broadband, Inc. ("we" or the "Company") is engaged primarily in the industrial scale repair and servicing of broadband equipment for equipment manufacturers and operators of cable and other broadband systems in North America. Formerly known as Cable Link, Inc., we changed our name in February 2001, to reflect a fundamental change in our business and our association with a group of affiliated companies, operating throughout Europe and in North and South America as the "A Novo Group". Beginning in September 2000, we began adapting and expanding our operations to enable us to offer a range of equipment repair and maintenance services to meet anticipated new demand driven by the shift of broadband signal delivery in the United States and Canada from analog to digital format.

         Since the end of fiscal 2001, we have suffered from a shortage of working capital. This shortage is attributable in part to the depletion of our cash resources to complete the acquisition of the Broadband Services repair business in August 2001, purchase new equipment to enable us to service Motorola and Scientific Atlanta digital equipment, and pay employee severance costs in connection with work-force reductions. Additionally, demand at certain of our facilities and for certain of our non-core services has developed more slowly than we anticipated, and it has been necessary to scale back our plans for rapid and continuing expansion. Rather than maintain a network of facilities in anticipation of demand, we have elected to focus our resources on the development of our core service functions in a limited number of high-capacity facilities.

         To meet cash needs during the current fiscal year, we have relied on significant working capital advances from our parent and its affiliates, as well as a new bank credit facility. To conserve cash and increase liquidity, we have disposed of our Montreal facility and, on July 30, 2002, we suspended activity at our Ohio and California facilities, significantly reducing our employee head count. We believe that existing capacity in our remaining facilities in Delaware and Florida is sufficient to continue full service to all of our customers, and we do not expect the closings that have taken place to have an adverse impact on our revenues.

         The effect of our sharpened focus is discernable in our recent production figures. We have seen an increase in revenue since February 2002 which is mostly attributable to in-warranty repair of Motorola set-top boxes stemming from our acquisition of the Broadband Services repair business. Actual production increased substantially from the levels achieved by Broadband Services prior to the acquisition.

         During the first quarter of fiscal 2002, we were authorized by Scientific Atlanta to perform in-warranty repairs on their digital set-top boxes in North America. Due to technical and other concerns we have encountered, this business has not developed as anticipated, and we are currently re-evaluating it.

         Our services are intended to enable our customers to achieve significant economies and efficiencies by outsourcing their repair functions. We perform these functions utilizing high volume processing techniques that have been implemented successfully in Europe and are available to us through our relationship with the A Novo Group. In Europe, A Novo Group has been servicing the broadband equipment industry for more than seven years, providing digital equipment screening and testing, calibration, repair, upgrade and maintenance both in and out of warranty. In the U.S., through our acquired businesses, we have been providing equipment-related services to system operators and equipment manufacturers since 1982.

         A critical component of our strategy is to obtain designation as an authorized in-warranty service provider for the principal manufacturers of digital broadband equipment. With each such designation, we gain access to the proprietary and technical information that is essential for performance of the required warranty services for the manufacturer's sophisticated digital equipment and, in turn, enables us to perform out-of-warranty repair and maintenance work for both the manufacturer and the system operators that use its equipment. Without each specific manufacturer's authorization and proprietary information, there is no practical way for us to access the service market for its digital equipment. During fiscal 2001 and the first quarter of fiscal 2002, we became an authorized in-warranty service provider for digital broadband equipment manufactured by Motorola, Scientific Atlanta, and Pace Micro Technology. In the second quarter of fiscal 2002 we signed a contract with Com 21, a leading modem manufacturer.

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

     o a real-time tracking system to monitor location of customer assets in our possession and the progress of these assets through any process we manage; and

     o    convenient logistics services and warehousing.

Results of Operations

         The following table sets forth certain information, expressed as a percentage of net sales, reflected in our consolidated statements of income for the three and nine months ended June 30, 2002 and 2001:

                                                       Three Months Ended              Nine Months Ended
                                                             June 30,                       June 30,
                                                          2002         2001              2002            2001
                                                       ---------    --------          ---------       ---------
Revenues..........................................        100.0         100.0            100.0            100.0

Cost of revenues..................................         69.2          65.2             79.7             70.4
                                                   --------------------------     -----------------------------
Gross profit............................. ........         30.8          34.8             20.3             29.6

Selling, general & administrative expenses........         40.8          68.2             42.4             40.9
                                                   --------------------------     -----------------------------
Loss from operations..............................        (10.0)        (33.4)           (22.1)           (11.3)

Interest expense..................................         (2.3)         (0.1)            (2.6)            (0.2)

Interest income...................................          0.0           2.5              0.2              2.3

Loss on disposal of assets........................        (52.4)          0.0            (16.8)             0.0
                                                   --------------------------     -----------------------------
Net loss before tax...............................        (64.7)        (31.0)           (41.3)            (9.2)

Benefit from income tax...........................          0.0          10.6              2.5              3.1
                                                   --------------------------     -----------------------------
Net loss from continuing operations...............        (64.7)        (20.4)           (38.8)            (6.1)
                                                   ==========================     =============================

Three Months Ended June 30, 2002 Compared to Three Months Ended
June 30, 2001

Sales

         Our ongoing sales consist of revenues from the repair of set top boxes, linegear, and power supplies and the provision of asset management, warehousing, and logistics services for cable equipment.

         Our sales for the third quarter of fiscal 2002 increased 62% to $4.9 million, as compared to $3.0 million for the third quarter of fiscal 2001. As we focused our business more on the repair of set top boxes, our repair revenue increased to $4.5 million for the third quarter of fiscal 2002, as compared to $305,000 for the third quarter of fiscal 2001. We have also increased our efforts to provide logistics services to our customers, and our revenue from this source increased to $348,000 for the quarter ended June 30, 2002, as compared to $185,000 in the corresponding quarter of fiscal 2001.

         For the three months ended June 30, 2002, approximately 76% of our total revenues were from the same customer and approximately 57% of our total purchases were from the same customer as a vendor. Activity involving this customer consists primarily of services we provide to a number of users of the customer's equipment pursuant to warranty arrangements for which the customer is responsible.

         For the three months ended June 30, 2001, sales from our now-discontinued international and domestic distribution activities and brokerage activities decreased to $0, as compared to $1.9 million in the comparable period of fiscal 2001. This was due to the termination of these activities mid-way through the second quarter of this year. For the same reason, sales of refurbished products decreased to $0 in the third quarter of fiscal 2002, as compared to $619,000 in the same three months of 2001. We expect no further revenues from these sources.

         Our business plan is now sharply focused on increasing repair and logistics revenues. We expect these will continue to be generated by our relationships with manufacturers of equipment for the broadband market and the system operators that use them. We continue to target service and repair opportunities for digital set top boxes for the cable industry, cable modems, and digital subscriber line modems. The acquisition in August 2001, of the assets constituting the repair business of Broadband Services, which provided us in-warranty repair authorization for Motorola products, is the primary cause of the increase in our repair revenues during this year. Our exposure to manufacturers and system operators as a result of the repair services we provide them positions us to afford them logistics and warehousing services as well. These equipment storage and distribution functions are typically based on short term arrangements and enable us to make productive use of our substantial vertical storage capacities.

Cost of Goods Sold

         Cost of goods sold was 69% of sales in the third quarter of fiscal 2002, compared to 65% in the 2001 quarter. The overall cost of goods sold increased as a percentage of revenues as a result of the increased labor expense (recognized in cost of goods sold) associated with increases in repair capacity which was not fully utilized during the current period.

          We expect margins to increase during the remainder of the current fiscal year as utilization of our reduced capacity improves and we realize the effects of cost-cutting measures, including work force reductions and the elimination of lower margin services. Margins at our repair facilities which have adapted to performing Motorola repair operations and are fully operational were close to 35% during the third quarter of 2002.

Operating Expenses

         Operating expenses decreased 3% in the third quarter of fiscal 2002 to $2.0 million, as compared to $2.1 million in the third quarter of the prior fiscal year. The decrease reflects managements' efforts to implement cost controls and increased efficiencies.

          In February 2002, we curtailed our operations in Canada and sought a sale of the related assets, which we completed on May 8, 2002. As a result of the sale, we recognized a loss of $2.6 million, including the write-off of approximately $2.5 million of goodwill stemming from our acquisition of the facility in September 2000. For the third quarter of fiscal 2002, the Canadian facility contributed an estimated operating loss of $289,000 to our overall loss from operations of $491,000.

         On July 30, 2002, in order to further reduce operating expenses, we suspended operations at our Ohio and California facilities and reduced our employee head count.

Discontinued Operations

         The operations of our subsidiary, Auro Computer Services, were discontinued on February 21, 2000. As of December 31, 1999, Auro's assets were written down to their estimated net realizable values. During the third quarter of fiscal 2002, we recognized a gain of $47,425, net of income tax effect, due to a settlement of certain of Auro's remaining obligations. Further adjustment may be made for Auro's remaining obligations as they are settled with Auro's creditors.

Nine Months Ended June 30, 2002 Compared to Nine Months Ended
June 30, 2001

Sales

         Our revenues for the nine months ended June 30, 2002 increased 30% to $15.3 million, as compared to $11.7 million for the same period of 2001. As we focused our business more on the repair of set top boxes, our repair revenue increased 738% to $10.9 million, as compared to $1.3 million for the nine months of last year. We have also increased our efforts to provide logistics services to our customers, and our revenue from this source increased to $1.6 million in the first nine months of Fiscal 2002, as compared to $274,000 in the same period of fiscal 2001.

         For the nine-months ended June 30, 2002, approximately 58% of our total revenues were from the same customer and approximately 52% of our total purchases were from the same customer as a vendor. Activity involving this customer consists primarily of services we provide to a number of users of the customer's equipment pursuant to warranty arrangements for which the customer is responsible.

         Sales from international and domestic distribution totaled $2.2 million for the nine months ended June 30, 2002 compared to $3.0 million for the same period of fiscal 2001. Brokerage sales decreased to $296,000 during the nine month period, as compared to $4.9 million in fiscal 2001. Finally, sales of refurbished products decreased to $371,000, as compared to $2.2 million in fiscal 2001. These decreases reflect weaker demand and our decision to terminate our distribution and brokerage activities, which was effective in the second quarter of fiscal 2002. We do not expect any further revenue from these sources during the remainder of fiscal 2002.

Cost of Goods Sold

         Cost of goods sold for the first nine months of fiscal 2002 was 80% compared to 70% for the comparable period last year. The overall cost of goods sold increased as a percentage of revenues partly as a result of increased labor expense (recognized in cost of goods sold) associated with increases in repair capacity which was not fully utilized during the current period.

         In the first nine months of fiscal 2002, revenue generated from brokerage and distribution services amounted to 15% of our total sales as opposed to 68% during the previous year. The cost of goods associated with those sales was 97% during the first nine months of fiscal 2002 as opposed to 77% for the same period during fiscal 2001. The lower margins reflect the effects of reduced demand and the decision to terminate these activities during the second quarter.

Operating Expenses

         Operating expenses for the first nine months of fiscal 2002 increased $1.7 million or 35% over the comparable period of the previous year. The increase was due primarily to costs associated with the operation of two repair facilities acquired from Broadband Services in August 2001. Also included in the expenses were severance payments to former employees who had been engaged in our distribution and brokerages activities.

          In February 2002, we curtailed our operations in Canada and sought a sale of the related assets, which we completed on May 8, 2002. As a result of the sale, we recognized a loss of $2.6 million, including the write-off of approximately $2.5 million of goodwill related to our acquisition of the facility in September 2000. For the first nine months of fiscal 2002, the Canadian facility contributed an estimated operating loss of $627,000 to our overall loss from operations of $3,363,000.

          During the second quarter of fiscal 2002, in order to focus on our core repair service activities, we ceased our brokerage and distribution activities (including the related refurbishment activities) and liquidated the related inventories. This contributed an estimated operating loss of $540,000 to our overall loss from operations for the nine months.

         On July 30, 2002, in order to further reduce operating expenses, we suspended operations at our Ohio and California facilities and reduced our employee head count.

Income Tax Provision

         The effective tax benefit rate on continuing operations was 6% for the first nine months of fiscal 2002, as compared to 34% in the comparable period of fiscal 2001. This reflects the valuation allowance being recognized against our deferred tax assets, due to management's uncertainty whether we will realize profits in the near term that will fully utilize our net operating losses.

Discontinued Operations

          The operations of our subsidiary, Auro Computer Services, were discontinued on February 21, 2000. As of December 31, 1999, Auro's assets were written down to their estimated net realizable values. During the first nine months of fiscal 2002, we recognized a gain of $47,425, net of income tax effect, due to a settlement of certain of Auro's remaining obligations. Further adjustment may be made for Auro's remaining obligations as they are settled with Auro's creditors.

Liquidity and Capital Resources

         To meet cash needs during the first nine months of fiscal 2002, we have relied on significant working capital advances from A Novo S.A., our French parent, and a new bank credit facility. We used cash from these sources to fund operating expenses, repay our previous bank credit facility, purchase capital equipment to enable us to service Motorola and Scientific Atlanta and pay severance costs attributable to work force reductions. We do not expect that additional funding from our parent will be available if it should be needed.

         To conserve cash and increase liquidity, we have disposed of our Montreal facility and, on July 30, 2002, we suspended activity at our Ohio and California facilities and reduced our employee head count. Our obligations under the leases for these two facilities extend until 2009 and total $2,996,000.

         Advances from our parent during the first nine months of fiscal 2002, totaled $3.5 million. Through the second quarter of fiscal 2002, these advances bore interest at 2% over EURIBOR, up to a maximum annual rate of 6%. On March 15, 2002, our parent responded to our request for additional working capital with an advance of $2,200,000. In order to induce our parent to (a) make this additional advance, (b) agree to subordinate all of its working capital advances to a new bank credit line and (c) agree to guarantee the new bank credit line, the terms of all working capital advances were revised and incorporated into an unsecured convertible grid note, due on demand. From and after March 31, 2002, interest on the note accrues at an annual rate equal to 2% plus a defined prime rate, adjusted monthly. The principal of the note may be converted into shares of our common stock at prices based on the average closing price per share for the 10 trading days immediately following the time of the related advance. During April 2002, we received an additional $500,000 of advances under the convertible note. All amounts owing under the convertible note have been subordinated to our new bank credit facility.

         On May 29, 2002, we entered into a one-year senior secured revolving credit facility with Silicon Valley Bank. Under the terms of the credit facility, we may borrow up to 80% of the amount of our eligible accounts receivable up to a maximum of $3.0 million at any time outstanding. Amounts borrowed under the credit facility bear interest at an annual rate equal to 2% over the bank's prime rate. The agreement governing the facility requires us to maintain tangible net worth of at least $7.25 million. Borrowings under the facility are guaranteed by A Novo SA and A Novo Americas LLC, our indirect and direct parents. At August 1, 2002, $2,777,792 was outstanding under the facility, which was approximately $1.22 million in excess of the borrowing base at that date. The overdraw resulted primarily from the re-calculation of the borrowing base to reflect certain accounts payable to a major customer. The bank consented to the overdraw and waived any resulting default, subject to elimination of the overdraw in scheduled reductions, including an initial reduction of $124,000, which we satisfied on August 12, 2002, and further reductions at scheduled 30-day intervals, commencing August 25, 2002, each in an amount equal to the lesser of the actual balance of the accounts payable to the customer or $250,000. We expect to meet the scheduled reductions in the ordinary course of our operations based on our anticipated production schedules and the cost reduction and improved billing measures we have previously implemented.

         To finance the purchase of certain assets of Broadband Services in August 2001, we obtained a $4.97 million bridge loan from A Novo Americas, with interest at 2% over EURIBOR, not to exceed 6% per year. To satisfy a condition of the new credit facility, on May 29, 2002, principal of and accrued interest on the bridge loan were converted into 3,714,058 shares of our common stock at the $1.40 per share conversion price provided for in the bridge loan.

         We believe that as a result of the measures taken to improve cash flow and liquidity during the first nine months of the current fiscal year and the subsequent suspension of our Ohio and California operations, together with anticipated increases in net revenues from our core repair service functions and the anticipated availability of funds under our bank credit facility, we will have sufficient liquidity to meet our working capital and capital expenditure needs for the foreseeable future. Our cash resources are limited, however, and a failure to maintain sufficient levels of eligible receivables under our bank credit facility could lead to a default under that facility. Any such default could have a severe adverse impact on our business and might require us to cease operations.

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

                             A NOVO BROADBAND, INC.
                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities; Use of Proceeds

         In the first nine months of fiscal 2002, the Company received advances from A Novo SA, its indirect parent, totaling $3.5 million. As of June 30, 2002, these advances were evidenced by the Company's unsecured convertible grid note, due on demand, in nominal principal amount of $4.0 million. Principal of and interest on the note may be converted into shares of the Company's common stock at prices based on the average closing price per share for the 10 trading days immediately following the time of the related advance. As of June 30, 2002, the average conversion price was $1.37 per share. Based on a balance of $3,606,503 outstanding as of June 30, 2002, the note was convertible into a maximum of 2,640,218 shares of common stock. The issuance of the note was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Act, as a transaction by an issuer not involving any public offering.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders of the Company was held on May 13, 2002. A majority of the Company's voting shares were present at the meeting, either in person or by proxy.

         At such meeting, the stockholders:

            1. Elected Bob Binsky as a Class I director whose term expires at the 2005 annual meeting.

            2. Approved an amendment increasing by 500,000 the number of shares available under the Company's 2000 Stock Plan.

            3. Ratified the appointment of GBQ LLP as independent auditors of the Company for the fiscal year ending September 30, 2002.

                 The vote tallies were as follows:

                 1.    Election of Bob Binsky

                       For      4,140,766      Against 11,038  Abstain  893,738

                 2.    Approving Amendment to 2000 Stock Plan

                       For      4,073,267      Against 36,538  Abstain 935,737

                 3.    Ratification of GBQ LLP as independent public auditors

                       For      4,145,684      Against 3,000   Abstain 896,858

                 For further information respecting all such matters reference is made to the Company's definitive proxy statement dated April 22, 2002.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits
             99.1 Certification of Chief Executive Officer

             99.2 Certification of Principal Financial Officer

         (b) Reports on Form 8-K

             1. The registrant filed a current report on Form 8-k dated August 5, 2002 reporting Other Events.

             2. The registrant filed a current report on Form 8-k dated June 5, 2002 reporting Other Events.

                             A NOVO BROADBAND, INC.
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           A Novo Broadband, Inc.

Date:  August 14, 2002            By:      /s/ William Kelly
                                      ------------------------------------------
                                           William Kelly
                                           President and Chief Executive Officer

 Date:  August 14, 2002           By:      /s/ Steven J. Easterday
                                      ------------------------------------------
                                           Steven J. Easterday
                                           Principal Financial Officer